Form 10QSB
period 2008-01-31
Emo Capital Corp.
filed 2008-03-12
CIK 1410708

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

or

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________ to __________________

Commission File No.

Emo Capital Corp.

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State of Incorporation)	(I.R.S. Employer Identification No.)

115 He Xiang Road, Bai He Village, Qing Pu, Shanghai, China, 200000

----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

135-2150-3777

----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

(Registrant's telephone number, including area code)

----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ x ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes [   ]  No [ x  ]

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of January 31, 2008 was 2,000,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

INDEX

Part I - FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

          Balance Sheet as of January 31, 2008 and July 31, 2007 (unaudited)..............................................................................................................................................3

Statement of Operations for the Three months ended January 31, 2008 and 2007 and the period from August 23 , 2006 (Inception) to January 31, 2008       (unudited)...4

Statement of Cash Flows for the Three months ended October 31, 2007 and 2006 and the period from August 23, 2006 (Inception) to January 31, 2008       (unudited)...5

2

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Emo Capital Corp.

We have reviewed the accompanying balance sheet of Emo Capital Corp. as of January 31, 2008 and the related statements of income, stockholders' equity and comprehensive income, and cash flows for the three-month period ended January 31, 2008. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
/s/ Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut
March 12, 2008

Emo Venture Inc.

(A Development Stage Company)

Balance Sheets

(unaudited)

	January 31	July 31
	2008	2007
ASSETS
Current Assets
Cash and Cash Equivalents
	$ 747	$ 505
Prepaid Expenses
	-	1,000
Total Current Assets	747	1,505

Total Assets	$ 747	$ 1,505
	======================	=================
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 1,038	$ 1,405
Shareholder Loan	4,005	-
Total Current Liabilities	5,043	1,405

Stockholder's Equity (Deficit)

Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
2,000,000 share issued and outstanding	2,000	2,000
Deficit, accumulated during development stage	(6,296)	(1,900)
Total Shareholder's Equity (Deficit)	(4,296)	100
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 747	$ 1,505
	======================	=================

The accompany notes are an integral part of these financial statements.

Emo Capital Corp.

(A Development Stage Company)

Statement of Operations

(unaudited)

			From August 23	From August 23
	Three Months Ended		2006 (Inception) to	2006 (Inception) to
	January 31,		July 31	January 31
	2008	2007	2007	2008
General and Administrative Expenses
Professional Fees	$ 1,136	$ -	$ 1,500	$ 5,788
Management Fees	-	-	350	350
Filing Fees	-	-	50	50
Bank charges	-	-	-	108
Net Loss	$ (1,136)	$ -	$ (1,900)	$ (6,296)
	================	===================	====================	====================

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding (Basic and Diluted)	2,000,000	-	2,000,000

The accompany notes are an integral part of these financial statements.

Emo Capital Corp.

(A Development Stage Company)

Statement of Operations

(Unaudited)

			From August 23	From August 23
	Three Months Ended		2006 (Inception) to	2006 (Inception) to
	January 31,		July 31	January 31
	2008	2007	2007	2008

Cash flow from Operating Activities
Net Loss	$ (1,136)	$ -	$ (1,900)	$ (6,296)

Changes in
Prepaid Expenses	-	-	(1,000)	-
Accounts payable and accrued liabilities	536	-	1,405	1,038
Net cash used in operating activities	(600)	-	(1,495)	(5,258)

Cash flows from Financing Activities
Proceeds from Shareholder Loan	1,000	-	-	4,005
Proceeds from sale of common stock	-	-	2,000	2,000
Net cash provided by financing activities	1,000	-	2,000	6,005

Net Change in Cash	400	-	505	747
Cash at beginning of period	347	-	-	-
Cash at end of period	$ 747	$ -	$ 505	$ 747
	================	===============	=============	=============
Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$ -	$ -	$ -	$ -
Cash paid for income taxes	-	-	-	-

The accompany notes are an integral part of these financial statements.

Emo Capital Corp.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Note 1.    -      NATURE AND CONTINUANCE OF OPERATIONS

The Company is a development stage company which was incorporated in the State of Nevada, United States of America on August 23, 2006. The Company intends to commence operations a e-commerce website which acts as medium with which to facilitate communication between Internet users.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $6,296 since inception and has not yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholder. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The company's year-end is July 31, 2007.

Note 2.    -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at January 31, 2008, there were no cash equivalents.

Development Stage Company

The Company complies with Statement of Financial Accounting Standard ("SFAS") No. 7 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long- lived Assets". Under SFAS No. 144, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

Foreign Currency Translation

The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue, and expense is translated into U.S. dollars by the use of exchange rates in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

The Company's currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce its potential exposure to foreign currency risk.

Financial Instruments

The carrying value of the Company's financial instruments consisting of cash equivalents and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes".  Under this method, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average     number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at January 31, 2008, diluted net loss per share is equivalent to basic net loss per share.

Stock Based Compensation

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123(revised), " Share-Based Payment".  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.   Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.   SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

The Company did not grant any stock options during the period ended January 31, 2008.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

The Company has no elements of "other comprehensive income" during the period ended January 31, 2008.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended January 31, 2008.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3.    -      CAPITAL STOCK

On July 15, 2007, the Company issued 2,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $2,000.

Note 4.    -      RELATED PARTY TRANSACTIONS

 The Company's sole officer has loaned the company $4,005, without interest and fixed term of repayment.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This 10−QSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and "Risk Factors" below.

The following discussion and analysis provides information which management of Emo Capital Corp. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Emo Capital Corp. was incorporated in the state of Nevada on August 23, 2006. Emo intends to create and develop a new social networking website which will be an online utility that connects youths in the age groups between 12-18 who study, and work together. The website will be targeted to the Chinese speaking market and will initially be advertised to users in China, Taiwan, and Hong Kong. We expect that we will have a working, beta stage software by the end of February 2008. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We plan to raise initial seed financing through the sale of our common shares as described in this offering. The initial seed financing will be put towards designing and writing software, and paying for costs related to registering the Company's common stock for public sale. We anticipate that in order for us to begin commercialization of the website, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Results of Operations

The Company experienced general and administration expenses of $1,136 for the three month period ended January 31, 2008, The general and administration expenses for this period are attributed to professional fees incurred for meeting the requirements of a publicly reporting company.

For the three month period ended January 31, 2008, the company experienced a net loss of $1,136, and has experienced a total deficit of $6,296 since the inception.

 Liquidity and Capital Resources

During the three month period ended January 31, 2008, the Company satisfied its working capital needs by using debt from officer. As of January 31, 2008, the Company has cash on hand in the amount of $747. Management does not expect that the current level of cash n hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

We believe we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

Item 3. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our current principal executive officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report pursuant to Rule 15d-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Commission.

(b)      Changes in Internal Controls.

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended January 31, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three months ended January 31, 2008.

Item 5.  -  Other Information.

Not applicable.

Item 6   -   Exhibits

(a)   The following exhibits are filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

        32.1*  Certification of Chief Financial  Officer and Chief Executive Officer of pursuant to Section 1350.

______________________________________________________________________________________________________________________________________________

*  This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized March 12, 2008

March 12, 2008	/s/ "Jianbin Chen"
Mr. Jianbin Chen, President
(Authorized Officer and Principal Executive Officer)