Form 10QSB
period 2008-04-30
Emo Capital Corp.
filed 2008-06-12
CIK 1410708

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

or

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of April 30, 2008 was 2,000,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

INDEX

Part I - FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

          Balance Sheet as of April 30, 2008 and July 31, 2007 (unaudited)..............................................................................................................................................3

Statement of Operations for the Three months ended April 30, 2008 and 2007 and the period from August 23 , 2006 (Inception) to April 30, 2008       (unudited)...4

Statement of Cash Flows for the Three months ended April 30, 2008 and 2007 and the period from August 23, 2006 (Inception) to April 30, 2008       (unudited)...5

2

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Emo Venture Inc.

(A Development Stage Company)

Balance Sheets

(unaudited)

	April 30	July 31
	2008	2007
ASSETS
Current Assets
Cash and Cash Equivalents
	$ (127)	$ 505
Prepaid Expenses
	-	1,000
Total Current Assets	(127)	1,505

Total Assets	$ (127)	$ 1,505
	======================	=================
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 502	$ 1,405
Shareholder Loan	4,805	-
Total Current Liabilities	5,307	1,405

Stockholder's Equity (Deficit)

Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
2,000,000 share issued and outstanding	2,000	2,000
Deficit, accumulated during development stage	(7,434)	(1,900)
Total Shareholder's Equity (Deficit)	(5,434)	100
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ (127)	$ 1,505
	======================	=================

The accompany notes are an integral part of these financial statements.

Emo Capital Corp.

(A Development Stage Company)

Statement of Operations

(unaudited)

				From August 23	From August 23
	Three Months Ended		For Nine Months	2006 (Inception) to	2006 (Inception) to
	April 30,		Ended	April 30	April 30
	2008	2007	April 30, 2008	2007	2008
General and Administrative Expenses
Professional Fees	$ 872	$ -	$ 5,172	$ -	$ 6,672
Management Fees	-	-	-	-	350
Filing Fees	-	-	-	-	50
Bank charges	254	-	362	-	362
Net Loss	$ (1,127)	$ -	$ (5,534)	$ -	$ (7,434)
	================	===================	======================	====================	====================

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding (Basic and Diluted)	2,000,000	-	2,000,000

The accompany notes are an integral part of these financial statements.

Emo Capital Corp.

(A Development Stage Company)

Statement of Operations

(Unaudited)

				From August 23	From August 23
	Three Months Ended		For Nine Months	2006 (Inception) to	2006 (Inception) to
	April 30		Ended	April 30	April 30
	2008	2007	April 30, 2008	2007	2008

Cash flow from Operating Activities
Net Loss	$ (1,127)	$ -	$ (5,534)	$ -	$ (7,434)

Changes in
Prepaid Expenses	-	-	1,000	-	-
Accounts payable and accrued liabilities	(548)	-	(903)	-	502
Net cash used in operating activities	(1,674)	-	(5,437)	-	(6,932)

Cash flows from Financing Activities
Proceeds from Shareholder Loan	800	-	4,805	-	4,805
Proceeds from sale of common stock	-	-	-	-	2,000
Net cash provided by financing activities	800	-	4,805	-	6,805

Net Change in Cash	(875)	-	(632)	-	(127)
Cash at beginning of period	747	-	505	-	-
Cash at end of period	$ (127)	$ -	$ (127)	$ -	$ (127)
	==========	=======	===========	========	===========
Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$ -	$ -		$ -	$ -
Cash paid for income taxes	-	-		-	-

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

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $7,434 since inception and has not yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholder. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at April 30, 2008, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average     number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at April 30, 2008, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended April 30, 2008.

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

The Company has no elements of "other comprehensive income" during the period ended April 30, 2008.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended April 30, 2008.

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

 The Company's sole officer has loaned the company $4,805, without interest and fixed term of repayment.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

The Company experienced general and administration expenses of $1,127 for the three month period ended April 30, 2008, The general and administration expenses for this period are attributed to professional fees incurred for meeting the requirements of a publicly reporting company.

For the three month period ended April 30, 2008, the company experienced a net loss of $1,127, and has experienced a total deficit of $7,434 since the inception.

 Liquidity and Capital Resources

During the three month period ended April 30, 2008, the Company satisfied its working capital needs by using debt from officer. As of April 30, 2008, the Company has cash on hand in the amount of $(127). Management does not expect that the current level of cash n hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended April 30, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three months ended April 30, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 12, 2008

June 12, 2008	/s/ "Juanming Fang"
Mr. Juanming Fang, President
(Authorized Officer and Principal Executive Officer)