Form 10-Q/A
period 2008-04-30
Emo Capital Corp.
filed 2008-08-27
CIK 1410708

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ x ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes [  x  ]  No [   ]

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August 27, 2008

August 27, 2008	/s/ "Juanming Fang"
Mr. Juanming Fang, President
(Authorized Officer and Principal Executive Officer)