Form 10-Q
period 2009-04-30
Emo Capital Corp.
filed 2009-06-22
CIK 1410708

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30th, 2009

or

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

604-267-0111

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at June 20, 2009 was 5,000,000 shares.

1

Part I - FINANCIAL INFORMATION

Emo Capital Corp.

(A Development Stage Company)

Balance Sheets

	April 30,	July 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 260	$ 7,636
Total Current Assets	260	7,636

TOTAL ASSETS	$ 260	$ 7,636

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 502	$ 502
Shareholder loan	10,882	5,083
Total Current Liabilities	11,384	5,585

Stockholders' Equity (Deficit)
Common stock
Authorized: $0.001 par value, 75,000,000 shares authorized
Issued and Outstanding
5,000,000 common shares	5,000	5,000
Additional paid in capital	27,000	27,000
Deficit, accumulated during the development stage	(43,125)	(29,949)
Total Stockholders' Equity (Deficit)	(11,125)	2,051

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 260	$ 7,636

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the		For the		From August 23, 2006
	Three Months Ended		Nine Months Ended		(Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2009	2008	2009	2008	2009

General and Administrative Expenses
Professional Fees	$ 600	$ 872	$ 12,717	$ 5,172	$ 41,989
Management Fees	-	-	-	-	350
Filing Fee	-	-	348	-	398
Bank charges and interest	-	254	111	362	388
Total General and Administrative Expenses	600	1,127	13,576	5,534	43,125

Net (Loss) for the Period	$ (600)	$ (1,123)	$ (13,176)	$ (5,534)	$ (43,125)

Net Loss per Share
Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Shares (Basic and Diluted)	5,000,000	2,000,000	5,000,000	2,000,000

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the		From August 23, 2006
	Nine Months ended		(Inception) to
	April 30,	April 30,	April 30,
	2009	2008	2009
Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$ (13,176)	$ (5,534)	$ (43,125)
Changes in:
Prepaid Expense	-	1,000	-
Accounts payable and accrued liabilities	-	(903)	502
Cash used for operating activities	(13,176)	(5.437)	(42,623)

Cash from Financing Activities
Proceeds from shareholder loan	5,799	4,805	10,882
Cash received for shares issued	-	-	32,000
Cash provided by financing activities	5,799	4,805	42,882

Cash increase (decrease) during the period	(7,376)	632	260

Cash and cash equivalents, beginning of period	7,636	505	-
Cash and cash equivalents, end of period	$ 260	$ (127)	$ 260

Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

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

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $43,125 since inception and has not yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholder. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at April 30th, 2009, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average     number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at April 30, 2009, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended April 30, 2009.

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

The Company has no elements of "other comprehensive income" during the period ended April 30, 2009.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended April 30, 2009.

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

The Company's sole officer has loaned the company $10,882, without interest and fixed term of repayment.

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

Results of Operations

The Company experienced general and administration expenses of $600 and $1,127 for the three month period ended April 30, 2009 and 2008 respective. The decrease in general and administration expenses for this period are attributed to a reduction professional fees and bank charges and interest.

For the three month period ended April 30, 2009, the company experienced a net loss of $600, and has experienced a total deficit of $43,125 since inception.

Liquidity and Capital Resources

During the three month period ended April 30, 2009, the Company satisfied its working capital needs by using loans from the Company's officer. As of April 30, 2009, the Company has cash on hand in the amount of $260. Management does not expect that the current level of cash n hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of April 30, 2009, the end of the three month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our auditors have issued a going concern opinion as at June 20, 2009. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 20, 2009

June 20, 2009	/s/ Juanming Fang__________________
Mr. Juanming Fang, President