Form 10-K
period 2009-07-31
Emo Capital Corp.
filed 2009-11-12
CIK 1410708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - K

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended July 31, 2009

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

604-267-0111

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

Large accelerated filer o Accelerated filer o

Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes x   No o

The aggregate market value of Emo Capital's Common Stock owned by non-affiliates as of November 10, 2009 was $30,000.

Number of shares of each class of Emo Capital's capital stock outstanding as of November 10, 2009 was: 5,000,000 shares of common stock

1

Emo Capital Corp.

FORM 10-K

For the Fiscal Year ended July 31, 2009

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

                          Report of Independent Registered Public Accounting Firm

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

PART I

Item 1.    Description of Business

Emo Capital Corp. was incorporated in the state of Nevada on August 23, 2006. Emo intends to create and develop a new social networking website which will be an online utility that connects youths in the age groups between 12-18 who study, and work together. The website will be targeted to the Chinese speaking market and will initially be advertised to users in China, Taiwan, and Hong Kong. We expect that we will have a working, beta stage software by the end of February 2010. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We plan to raise initial seed financing through the sale of our common shares as described in this offering. The initial seed financing will be put towards designing and writing software, and paying for costs related to registering the Company's common stock for public sale. We anticipate that in order for us to begin commercialization of the website, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

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

Offices

The Company's headquarters and executive offices are located at 115 He Xiang Road, Bai He Village, Qing Pu District, Shanghai 200000. Our telephone number is 604-267-0111.

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

Risks associated with Emo Capital Corp.:

1. Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion as at July 31, 2009. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

Item 1B:     Uuresolved Staff Comments

None

Item 2:    Description of Property

The Company's headquarters and executive offices are located at 115 He Xiang Road, Bai He Village, Qing Pu District, Shanghai 200000. Our telephone number is 604-267-0111.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Emo Capital Corp., or against any of our officers or directors as a result of their involvement with the Company.

As of July 31, 2009, the Company does not retain a legal counsel.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2009.

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

As of July 31, 2009, there were approximately 31 stockholders of record of the Company's Common Stock.

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

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6:     Selected Financial Data

	As of	As of	As of
	July 31, 2009	July 31, 2008	July 31, 2007
Balance Sheet
Total Assets	$60	$7,636	$1,505
Total Liabilities	$11,784	$5,585	$1,405
Stockholders Equity (Deficit)	($11,725)	$2,051	$100

	For the	For the	For the
	Year ended	Year ended	Year Ended
	July 31, 2009	July 31, 2008	July 31, 2007
Income Statement
Revenues	$-	$ -	$ -
Total Expenses	$13,776	$28,049	$1,900
Net Loss	($13,776)	($28,049)	($1,900)

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

Overview

Emo Capital Corp. was incorporated in the state of Nevada on August 23, 2006. Emo intends to create and develop a new social networking website which will be an online utility that connects youths in the age groups between 12-18 who study, and work together. The website will be targeted to the Chinese speaking market and will initially be advertised to users in China, Taiwan, and Hong Kong. We expect that we will have a working, beta stage software by the end of February 2010. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We plan to raise initial seed financing through the sale of our common shares as described in this offering. The initial seed financing will be put towards designing and writing software, and paying for costs related to registering the Company's common stock for public sale. We anticipate that in order for us to begin commercialization of the website, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended July 31, 2009 and no revenues have been earned by the Company since it's inception.

General & Administrative Expenses

General and administrative expenses totaled $13,776 for the fiscal year ended July 31, 2009. This is compared to general and administrative expenses totaling $28,049 for the fiscal year ended July 31, 2008. This decrease in general and administrative expenses is largely attributed to a decrease in fees paid for professional services related to maintaining the Company for publicly reporting status.

We experienced a net loss of $13,776 for the fiscal year ended July 31, 2009 compared to a net loss of $28,049 for the fiscal year ended July 31, 2008.

Liquidity and Capital Resources

As of July 31, 2009, the Company had cash of $60. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 9:    Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Kenne Ruan, CPA, P.C. for the fiscal year ended July 31, 2009 and July 31, 2008. There have been no changes in or disagreements with either Kenne Ruan, CPA, P.C. on accounting and financial disclosure matters at any time.

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

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Juanming Fang	28	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
	2009	0	0	0	0	0	0	0
Juanming Fang	2008	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2007	0	0	0	0	0	0	0

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

1) Audit Fees

The aggregate fees billed for the last three fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2009 - $4,300          Kenne Ruan, CPA, P.C.

2008 - $3,800          Kenne Ruan, CPA, P.C.

2007 - $2,600          Kenne Ruan, CPA, P.C.

2) Audit - Related Fees

The aggregate fees billed in each of the last three fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2009 - $0                     Kenne Ruan, CPA, P.C.

2008 - $0                      Kenne Ruan, CPA, P.C.

2007 - $0                     Kenne Ruan, CPA, P.C.

3) Tax Fees

The aggregate fees billed in each of the last three fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009 - $0                     Kenne Ruan, CPA, P.C.

2008 - $0                    Kenne Ruan, CPA, P.C.

2007 - $0                    Kenne Ruan, CPA, P.C.

4) All Other Fees

The aggregate fees billed in each of the last three fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009 - $0                     Kenne Ruan, CPA, P.C.

2008 - $0                     Kenne Ruan, CPA, P.C.

2007 - $0                     Kenne Ruan, CPA, P.C.

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of November, 2009

Emo Capital Corp.

(Registrant)

By: /s/ Juanming Fang

Juanming Fang

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Juanming Fang	President, CEO, Secretary, Treasurer and Director	November 11, 2009
Juanming Fang

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets for the fiscal year ended July 31, 2009 and period ended July 31, 2008                                                                               F-2

Statements of Operations for the fiscal year ended July 31, 2009 and period ended July 31, 2008                                                                F-3

Statements of Cash Flows for the fiscal year ended July 31, 2009  and period ended July 31, 2008                                                              F-4

Statements of Shareholder's Equity (Deficit)                                                                                                                                                 F-5

Notes to Financial Statements                                                                                                                                                                     F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Emo Capital Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Emo Capital Corp.(A development stage company) as of July 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for each of the years of the two-year period ended July 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emo Capital Corp. as of July 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

November 11, 2009

Emo Capitals Corp.

(A Development Stage Company)

Balance Sheets

As of July 31, 2009 and  2008

	July 31, 2009	July 31, 2008
ASSETS
Current Assets

Cash and cash equivalents	$ 60	$ 7,636
TOTAL CURRENT ASSETS	60	7,636

TOTAL ASSETS	$ 60	$ 7,636
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 502	$ 502
Shareholder loan	11,282	5,085
Total Current Liabilities	11,784	5,585

Note 4 - Commitments

Stockholders' Equity
Common stock
Authorized: 75,000,000 common shares at $0.001 par value
Issued and Outstanding:
5,000,000 common shares as of July 31, 2009	5,000	5,000
(5,000,000 common shares as of July 31, 2008)
Additional paid in capital	27,000	27,000
Deficit accumulated during the development stage	(43,725)	(29,949)
Total Stockholders' Equity	(11,725)	2,051

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 60	$ 7,636
	========	========

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Emo Capital Corp.

(A Development Stage Company)

Statements of Operations

(Expressed in US Dollars)

	For the three months ended		For the Fiscal Period Ended July 31, 2009	For the Fiscal Period Ended July 31, 2008	From August 23, 2006 (Inception), to July 31, 2009
	July 31, 2009	July 31, 2008
General and Administrative Expenses
Professional Fees	$ 600	$ 872	$ 13,317	$ 27,772	$ 42,589
Management Fees	-	-	-	-	350
Filing Fee	-	-	348	-	398
Bank Charges and Interest	-	254	111	277	388
	600	1,127	13,776	28,049	43,725
Net (Loss) for the period	$ (600)	$ (1,127)	$ (13,776)	$ (28,049)	$ (43,725)
			==========	==========	=========

Net Loss per Common Share
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding
Basic and diluted	5,000,000	2,000,000	5,000,000	2,000,000
See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Emo Capital Corp.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US Dollars)

	For the Fiscal Period Ended July 31, 2009	For the Fiscal Period Ended July 31, 2008	From August 23, 2006 (Inception), to July 31, 2009
Cash Provided by (Used in)
Operating Activities
Net (Loss) for the Period	$ (13,776)	$ (28,049)	$ (43,725)
Changes in non-cash working capital accounts
Decrease (Increase) in Prepaid Expenses	-	1,000	-
Increase (Decrease) in Accounts Payable	-	(903)	502
Cash Used in operating activities	(13,776)	(27,952)	(43,223)

Investing Activities

Financing Activities
Shareholder Loan	6,199	5,083	11,282
Share Capital Subscribed	-	30,000	32,000
Cash provided by financing activities	6,199	35,083	43,282

Cash Increased during the period	(7,576)	7,131	60

Cash, Beginning of Period	7,636	505	-
Cash, End of Period	$ 60	$ 7,636	$ 60
	=========	=========	========

Supplemental Disclosures of Cash Flow Information

Cash Paid for interest	-	-	-
Cash Paid for income tax	-	-	-

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Emo Capital Corp.

(A Development Stage Company)

Statements of Stockholders' Equity

From August 23, 2006 (Inception), to July 31, 2009

	Common Stock		Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity

Balances - April 17, 2006	-	$ -	$ -	$ -	$ -

Common Stock Issued for Cash
- at $0.001 per share, July 15, 2007	2,000,000	2,000	-	-	2,000

Net Loss for the period from August 23, 2006 to July 31, 2007	-	-	-	(1,900)	(1,900)

Balance, as at July 31, 2007	2,000,000	$ 2,000	$ -	$ (1,900)	$ 100

Common Stock Issued for Cash
- at $0.01 per share, May 2008	3,000,000	3,000	27,000	-	3,000

Net Loss for the period ended July 31, 2008	-	-	-	(28,049)	(28,049)

Balances - July 31, 2008	5,000,000	$ 5,000	$ 27,000	$ (29,949)	$ 2,051

Net Loss for the period ended July 31, 2009	-	-	-	(13,776)	(13,776)

Balances - July 31, 2009	5,000,000	$ 5,000	$ 27,000	$ (43,725)	$ (11,725)

	========	======	========	==========	=========

See Accompanying Summary of Accounting Policies and Notes to financial Statements

Emo Capital Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the year ended July 31, 2009

Note 1.    -      NATURE AND CONTINUANCE OF OPERATIONS

The Company is a development stage company which was incorporated in the State of Nevada, United States of America on August 23, 2006. The Company intends to commence operations a e-commerce website which acts as medium with which to facilitate communication between Internet users.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $43,725 since inception and has not yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholder. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at July 31st, 2009, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average     number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at July 31, 2009, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended July 31, 2009

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

The Company has no elements of "other comprehensive income" during the period ended July 31, 2009.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended July 31, 2009.

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

The Company's sole officer has loaned the company $11,282, without interest and fixed term of repayment.