Form 10-Q
period 2009-10-31
Emo Capital Corp.
filed 2009-12-15
CIK 1410708

10-Q/A 1 emo10qamendex3132October312009.htm 10Q, EXHIBIT 31 AND 32

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at December 14, 2009 was 5,000,000 shares.

Part I - FINANCIAL INFORMATION

Emo Capital Corp.

(A Development Stage Company)

Balance Sheets

	October 31,	July 31,
	2009	2009

ASSETS
Current Assets
Cash and cash equivalents	$ 60	$ 60
Total Current Assets	60	60

TOTAL ASSETS	$ 60	$ 60

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 2,002	$ 502
Shareholder loan	12,282	11,282
Total Current Liabilities	14,285	11,785

Stockholders' Equity (Deficit)
Common stock
Authorized: $0.001 par value, 75,000,000 shares authorized
Issued and Outstanding
5,000,000 common shares	5,000	5,000
Additional paid in capital	27,000	27,000
Deficit, accumulated during the development stage	(46,225)	(43,725)
Total Stockholders' Equity (Deficit)	(14,225)	(11,725)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 60	$ 60

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the		From August 23, 2006
	Three Months Ended		(Inception) to
	October 31,	October 31,	October 31, 2009
	2009	2008

General and Administrative Expenses
Professional Fees	$ 2,500	$ 10,000	$45,089
Management Fees	-	-	350
Filing Fee	-	224	398
Bank charges and interest	-	86	388
Total General and Administrative Expenses	2,500	10,310	46,225

Net (Loss) for the Period	$ (2,500)	$ (10,310)	$(46,225)

Net Loss per Share
Basic and diluted net loss per common share	(0.00)	(0.00)

Weighted Average Number of Shares (Basic and Diluted)	5,000,000	2,000,000

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the		From August 23, 2006
	Three Months ended		(Inception) to
	October 31,	October 31,	October 31,
	2009	2008	2009
Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$ (2,500)	$ (10,310)	$ (46,225)
Changes in:
Prepaid Expense	-	-	-
Accounts payable and accrued liabilities	1,500	-	2,002
Cash used for operating activities	(1,000)	(10,310)	(44,223)

Cash from Financing Activities
Proceeds from shareholder loan	1,000	3,000	12,282
Cash received for shares issued	-	-	32,000
Cash provided by financing activities	1,000	3,000	44,282

Cash increase (decrease) during the period	-	(7,310)	60

Cash and cash equivalents, beginning of period	60	7636	-
Cash and cash equivalents, end of period	$ 60	$ 326	$ 60

Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended October 31, 2009

Note 1.    -      NATURE AND CONTINUANCE OF OPERATIONS

The Company is a development stage company, which was incorporated in the State of Nevada, United States of America on August 23, 2006. The Company intends to commence operations a e-commerce website which acts as medium with which to facilitate communication between Internet users.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $46,225 since inception and has not yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholder. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at October 31, 2009, there were no cash equivalents.

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

Foreign Currency Translation

The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue, and expense is translated into U.S. dollars by the use of exchange rates in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

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

Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average     number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at October 31, 2009, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended October 31, 2009.

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

The Company has no elements of "other comprehensive income" during the period ended October 31, 2009.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended October 31, 2009.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3.    -      CAPITAL STOCK

On July 15, 2007, the Company issued 2,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $2,000.

In May 2008, the Company issued 3,000,000 common shares at $0.01 per share to subscribers for total proceeds of $30,000.

Note 4.    -      RELATED PARTY TRANSACTIONS

The Company's sole officer has loaned the company $12,282, without interest and fixed term of repayment.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution about Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Overview

Emo Capital Corp. was incorporated in the state of Nevada on August 23, 2006. Emo intends to create and develop a new social networking website which will be an online utility that connects youths in the age groups between 12-18 who study, and work together. The website will be targeted to the Chinese speaking market and will initially be advertised to users in China, Taiwan, and Hong Kong. We expect that we will have a working, beta stage software by the end of June 2010. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We plan to raise initial seed financing through the sale of our common shares as described in this offering. The initial seed financing will be put towards designing and writing software, and paying for costs related to registering the Company's common stock for public sale. We anticipate that in order for us to begin commercialization of the website, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Results of Operations

The Company experienced general and administration expenses of $2,500 and $10,310 for the three month period ended October 31, 2009 and 2008 respective. The decrease in general and administration expenses for this period are attributed to a reduction professional fees and bank charges and interest.

For the three month period ended October 31, 2009, the company experienced a net loss of $2,500, and has experienced a total deficit of $46,225 since inception.

Liquidity and Capital Resources

During the three month period ended October 31, 2009, the Company satisfied its working capital needs by using loans from the Company's officer. As of October 31, 2009, the Company has cash on hand in the amount of $60. Management does not expect that the current level of cash n hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of October 31, 2009, the end of the three month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our auditors have issued a going concern opinion as at December 14, 2009. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized December 14, 2009

December 14, 2009	/s/ Juanming Fang__________________
Mr. Juanming Fang, President