Form 10-Q
period 2010-04-30
Emo Capital Corp.
filed 2010-06-11
CIK 1410708

U.S. Securities and Exchange Commission

                        Washington, D.C. 20549



                              FORM 10-Q



[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010



or



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


-----------------------------------------------------------------------

               (Address of principal executive offices)



                             949 419 6588

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

Large accelerated filer o
Accelerated filer o
Non-accelerated filer o
(Do not check if a smaller reporting company)
 June 10, 2010 was 5,000,000 shares. Smaller reporting company X


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act)
Yes X No o

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at June 10 ,2010 is 5,000,000.





Part I - FINANCIAL INFORMATION


                          Emo Capital Corp.
                    (A Development Stage Company)
                            Balance Sheets

                                        April 30,   July 31,
                                        2010        2009


Assets

Current Assets - Cash and Cash          $41         $60
Equivalents

Website Development Costs               -           -

TOTAL ASSETS                            $41         $60

Liabilities

Current Liabilities

             Accounts Payable and       $2,002      $502
Accrued Liabilities

             Shareholder Loan           $12,882     $11,282

TOTAL CURRENT LIABILITIES               $14,885     $11,785

Stockholders' Equity - Common Stock

             Authorized:75,000,000
common shares at $0.001 par value

            Issued and Outstanding:     5,000       5,000
5,000,000 common shares as of October
31, 2009 and July 31, 2009


          Additional Paid-in Capital    27,000      27,000


Deficit accumulated during the          $(46,844)   $(43,725)
developmental stage

TOTAL STOCKHOLDERS' EQUITY              $(14,844)   $(11,725)

TOTAL LIABILITIES AND STOCKHOLDERS'     $41         $60
EQUITY

The accompanying notes are an integral part of these financial statements.



                          Emo Capital Corp.
                   (A Developmental Stage Company)
                       Statement of Cash Flows


                               For the    April    From August
                               Nine       30, 2009 23, 2006
                               Months              (Inception)
                               Ended               to April 30,
                               April 30            2010
                               ,2010

Cash Flow from Operating
Activities

     Net loss for the Period   $(3,719)
        $(47,444)




















































































            Changes in         -          -        -
Prepaid Expenses

     Accounts payable and      $(2,100)   -        $2,602
accrued liabilities

Net Cash Flow Used in          $(1,619)            $(44,841)
Operating Activities










































































































Financing Activities

     Share Capital Subscribed  -          -        $32,000

     Shareholder Loan          $1,600     $5,800   $12,882

Net Cash Flow Provided by      $1,600     $5,800   $44,882
Financing Activities

Cash Increase (decrease)       $(19)      $(7,376) $(41)
during the Period

Cash, Beginning of Period      $60        $7,636   -

Cash, End of Period            $41        $260     $(41)

 The accompanying notes are an integral part of these financial statements.

                          Emo Capital Corp.
                    (A Development Stage Company)
                       Statements of Operations




            Three        April    Nine      April    From
            Months       30, 2009 Months    30, 2009 August 23,
            Ended April           Ended              2006
            30, 2010              April              (Inception)
                                  30, 2010
                                                     to April
                                                     30, 2010

General
and
Administrative
Expenses

Filing Fees -            -        -         $348     $398

Management  -            -        -         -        $350
Fees

Bank        -            -        $19       $111     $407
Charges

            $600         $600     $3,700    $12,717  $46,289
Professional
Fees

Net (loss)  $(600)       $(600)   $(3,719)           $(47,444)
for the
period






















































Net (loss)  0.00         0.00     0.00      0.00     0.00
per share
- Basic
and Diluted

Weighted    5,000,000
Average
Shares
Outstanding

- Basic
and Diluted






















































The accompanying notes are an integral part of these financial statements.










The accompanying notes are an integral part of these financial statements.

Emo Capital Corp.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended April 30, 2010

Note 1.    -      NATURE AND CONTINUANCE OF OPERATIONS
The Company is a development stage company, which was incorporated in the State of Nevada, United States of America on August 23, 2006. The Company intends to commence operations a e-commerce website which acts as medium with which to facilitate communication between Internet users.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $47,444 since inception and has not yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholder. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents
Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at April 30, 2010, there were no cash equivalents.

Development Stage Company
The Company complies with the FASB Accounting Standards Codification
(ASC) Topic 915 Development Stage Entities and the Securities and
Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Impairment of Long Lived Assets
Long-lived assets are reviewed for impairment in accordance with ASC Topic 360, "Accounting for the Impairment or Disposal of Long- lived Assets". Under ASC Topic 360, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

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

Income Taxes
The Company uses the assets and liability method of accounting for income taxes in accordance with FASB Topic 740 (Income Tax).Under this method, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Loss Per Share
In accordance with FASB Topic 260 (Earnings Per Share), the basic net loss per common share is computed by dividing net loss available
to common stockholders by the weighted average     number of common
shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at April 30, 2010, diluted net loss per share is equivalent to basic net loss per share.

Stock Based Compensation
The Company accounts for stock options and similar equity instruments issued in accordance with ASC Topic 718 Compensation-Stock Compensation. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over
the expected vesting period.   Transactions in which goods or
services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. ASC Topic 718-Compensation requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.
The Company did not grant any stock options during the period ended April 30, 2010.

Comprehensive Income
The Company adopted FASB Topic 220 "Comprehensive Income". Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

The Company has no elements of "other comprehensive income" during the period ended April 30, 2010.

Advertising Expenses
The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended April 30, 2010.

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

Results of Operations

The Company experienced general and administration expenses of $3,719 and $13,176 for the nine month period ended April 30, 2010 and 2009 respective. The decrease in general and administration expenses for this period are attributed to a reduction professional fees and bank charges and interest.

For the nine month period ended April 30, 2010, the company experienced a net loss of $3,719, and has experienced a total deficit of $47,444 since inception.

Liquidity and Capital Resources

During the nine month period ended April 30, 2101, the Company satisfied its working capital needs by using loans from the Company's officer. As of April 30, 2010 the Company has cash on hand in the amount of $41. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of April 30, 2010, the end of the nine month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.





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



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 10, 2010

 June 10, 2010


/s/  Juanming Fang__________________




Mr. Juanming Fang, President