Form 10-K
period 2010-07-31
Emo Capital Corp.
filed 2010-11-15
CIK 1410708

1. UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10 - K
(Mark One)
[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Period year ended July 31, 2010
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ___________________
                      Commission file number: 333-145884
                              EMO CAPITAL CORP.
                ----------------------------------------------
      (Exact name of small business issuer as specified in its charter)

       NEVADA                                           N/A

(State or other jurisdiction
of incorporation or organization)               (IRS Employer Number)

     115 HE XIANG ROAD, BAI HE VILLAGE, QING PU, SHANGHAI, CHINA, 200000
          ----------------------------------------------------------
                   (Address of principal executive office)
                                 949-419-6588
                      ----------------------------------
                         (Issuer's telephone number)
                                     N/A
                              -----------------
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
Yes o No x

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes x No o

The aggregate market value of Emo Capital's Common Stock owned by non-affiliates as of October 29, 2010 was $30,000.
Number of shares of each class of Emo Capital's capital stock outstanding as of November 15, 2010 was: 5,000,000 shares of common stock

                                      1
                              EMO CAPITAL CORP.
                                  FORM 10-K
                   For the Fiscal Year ended July 31, 2010
                              Table of Contents
Part I
Item 1. Description of Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a vote of Security Holders
Part II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and the Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Part III
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Exhibits and Financial Statements Schedules
Item 14. Principal Accountants Fees and Services
Signatures
                                      2
FORWARD LOOKING STATEMENTS
CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF EMO CAPITAL CORP., A NEVADA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.
                                    PART I
ITEM 1. DESCRIPTION OF BUSINESS
Emo Capital Corp. was incorporated in the state of Nevada on August 23, 2006. Emo intends to create and develop a new social networking website which will be an online utility that connects youths in the age groups between 12-18 who study, and work together. The website will be targeted to the Chinese speaking market and will initially be advertised to users in China, Taiwan, and Hong Kong. We expect that we will have a working, beta stage software by the end of June 2011. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We plan to raise initial seed financing through the sale of our common shares as described in this offering. The initial seed financing will be put towards designing and writing software, and paying for costs related to registering the Company's common stock for public sale. We anticipate that in order for us to begin commercialization of the website, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

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

Initially, our website will support both the English and Chinese languages. The initial market we plan to introduce our software to is the Chinese speaking market. The Company chose the Chinese market due to the president's familiarity with this market and also due to lower labor costs in software development. We plan to complete the beta phase of the user interface by June 2011.

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

OFFICES
The Company's headquarters and executive offices are located at 115 He Xiang Road, Bai He Village, Qing Pu District, Shanghai 200000. Our telephone number is 949-419-6588..

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

Risks associated with Emo Capital Corp.:
1. OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION. This means we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion as at October 30, 2010. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

ITEM 1B: UURESOLVED STAFF COMMENTS
None

ITEM 2: DESCRIPTION OF PROPERTY
The Company's headquarters and executive offices are located at 115 He Xiang Road, Bai He Village, Qing Pu District, Shanghai 200000. Our telephone number is 949-419-6588.

ITEM 3: LEGAL PROCEEDINGS
There are no existing, pending or threatened legal proceedings involving Emo Capital Corp., or against any of our officers or directors as a result of their involvement with the Company.
As of July 31, 2010, the Company does not retain a legal counsel.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2010.
                                   PART II
ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common stock is presently listed on the OTC Bulletin Board under the symbol "EMOE". Our common stock has been listed on the OTC Bulletin Board since September 2008. There is currently no active trading in our common stock and there has been no active trading since our common stock has been listed on the OTC Bulletin Board.

As of July 31, 2010, there were approximately 31 stockholders of record of the Company's Common Stock.

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


                    As of          AS OF           AS OF          AS OF

                 July 31, 2010  JULY 31, 2009   JULY 31, 2008  JULY 31, 2007

BALANCE SHEET
Total Assets        $41            $60             $7,636       $1,505

Total Liabilities   $15,485        $11,784         $5,585       $1,405

Stockholders Equity
         (Deficit)  ($15,444)      ($11,725)       $2,051       $100


                   FOR THE        FOR THE        FOR THE         FOR THE

                   YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED

                  JULY 31, 2010  JULY 31, 2009  JULY 31, 2008  JULY 31, 2007

INCOME STATEMENT
Revenues            $-             $-             $ -            $ -

Total Expenses      $3,719         $13,776        $28,049        $1,900

Net Loss            ($3,719)       ($13,776)      ($28,049)      ($1,900)



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

OVERVIEW
Emo Capital Corp. was incorporated in the state of Nevada on August 23, 2006. Emo intends to create and develop a new social networking website which will be an online utility that connects youths in the age groups between 12-18 who study, and work together.
The website will be targeted to the Chinese speaking market and will initially be advertised to users in China, Taiwan, and Hong Kong. We expect that we will have a working, beta stage software by the end of June 2011. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We plan to raise initial seed financing through the sale of our common shares as described in this offering. The initial seed financing will be put towards designing and writing software, and paying for costs related to registering the Company's common stock for public sale. We anticipate that in order for us to begin commercialization of the website, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

RESULTS OF OPERATIONS

REVENUES
There were no revenues generated for the fiscal period ended July 31, 2010 and no revenues have been earned by the Company since it's inception.

GENERAL & ADMINISTRATIVE EXPENSES
General and administrative expenses totaled $3,719 for the fiscal year ended July 31, 2010. This is compared to general and administrative expenses totaling $13,776 for the fiscal year ended July 31, 2009. This decrease in general and administrative expenses is largely attributed to a decrease in fees paid for professional services related to maintaining the Company for publicly reporting status.

We experienced a net loss of $3,719 for the fiscal year ended July 31, 2010 compared to a net loss of $13,776 for the fiscal year ended July 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES
As of July 31, 2010, the Company had cash of $41.
Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

ITEM 9: CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
The Financial Statements of the Company have been audited by Kenne Ruan, CPA, P.C. for the fiscal year ended July 31, 2010 and July 31, 2009. There have been no changes in or disagreements with either Kenne
Ruan, CPA, P.C. on accounting and financial disclosure matters at any time.

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

NAME                                      AGE                                        POSITION HELD

Juanming Fang                             29                                         President, Principal
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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE
Section 16(a) of the Securities and Exchange Act of
1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission
(SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending July 31, 2010, Form 3 reports were not timely filed by Juanming Fang, the Company's President.

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






Name and       Year      Salary  $  Bonus $     Other     Restricted  Securities         LTIP       All Other
Principal                                       Annual    Stock       Underlying         Payouts
Compensation $
Position                                        CompensationAwards $  Options/SARSs (#)  ($)
                                                ($)


Juanming Fang  2010      0          0           0         0           0                  0          0
 President,
Treasurer,
Secretary,
and Director










Juanming Fang
President,     2009      0          0           0         0           0                  0          0
Treasurer,
Secretary,
and Director





Juanming Fang  2008      0          0           0         0           0                  0          0
President,
Treasurer,
Secretary,
and Director


Juanming Fang  2007      0          0           0         0           0                  0          0
 President,
Treasurer,
Secretary,
and Director


Juanming Fang  2006      0          0           0         0           0                  0          0
President,
Treasurer,
Secretary,
and Director









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

Name of Beneficial       Direct Amount of      Position   Percent of
                                                              Class
Owner                     Beneficial Owner

Juanmin Fang                2,000,000         CEO, CFO,         40%
                                          Secretary, Director

All officers and                                                40%
directors as a group
(1 person)


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

2010 -$2,800 Kenne Ruan, CPA, P.C.
2009 -$4,300 Kenne Ruan, CPA, P.C.
2008 -$3,800 Kenne Ruan, CPA, P.C.

2) Audit - Related Fees
The aggregate fees billed in each of the last three fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:
2010 - $0 Kenne Ruan, CPA, P.C.
2009 - $0 Kenne Ruan, CPA, P.C.
2008 - $0 Kenne Ruan, CPA, P.C.

3) Tax Fees
The aggregate fees billed in each of the last three fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:
2010 - $0 Kenne Ruan, CPA, P.C.
2009 - $0 Kenne Ruan, CPA, P.C.
2008 - $0 Kenne Ruan, CPA, P.C.

4) All Other Fees
The aggregate fees billed in each of the last three fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:
2010 - $0 Kenne Ruan, CPA, P.C.
2009 - $0 Kenne Ruan, CPA, P.C.
2008 - $0 Kenne Ruan, CPA, P.C.

                          12
                      SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November, 2010

                   EMO CAPITAL CORP.
                     (Registrant)
                 By: /s/ Juanming Fang
                     Juanming Fang
         President and Chief Executive Officer

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                    TITLE                                         DATE

/s/ Juanming Fang                            President, CEO, Secretary, Treasurer and      November 15, 2010
                                             Director

Juanming Fang


             INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Balance Sheets for the fiscal year ended July 31, 2010 and period ended July 31, 2009 F-2

Statements of Operations for the fiscal year ended
July 31, 2010 and period ended July 31, 2009 F-3

Statements of Cash Flows for the fiscal year ended
July 31, 2010 and period ended July 31, 2009 F-4

Statements of Shareholder's Equity (Deficit) F-5
Notes to Financial Statements F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Emo Capital Corp.

(A Development Stage Company)
We have audited the accompanying balance sheets of Emo Capital Corp.(A development stage company) as of July 31, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for each of the years of the two-year period ended July
31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight
Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.
Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emo Capital Corp. as of July
31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming
that the Company will continue as a going concern. As
discussed in Note 1 to the financial statements, the
Company's losses from operations raise substantial
doubt about its ability to continue as a going
concern. The financial statements do not include any
adjustments that might result from the outcome of
this uncertainty.
/s/ Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut
October 30, 2010
                          F-1
                  EMO CAPITALS CORP.
             (A DEVELOPMENT STAGE COMPANY)
                    BALANCE SHEETS
             AS OF JULY 31, 2010 AND 2009

                                                        July 31, 2010      July 31, 2009

ASSETS

CURRENT ASSETS



Cash and cash equivalents                                 $ 41             $ 60

TOTAL CURRENT ASSETS                                        41               60



TOTAL ASSETS                                              $ 41              $ 60

                                                          ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES

Accounts payable and accrued liabilities                  $ 2,602              $ 502

Shareholder loan                                          12,882               11,282

TOTAL CURRENT LIABILITIES                                 15,485               11,785



NOTE 4 - COMMITMENTS



STOCKHOLDERS' EQUITY

Common stock

Authorized: 75,000,000 common shares at $0.001 par value

Issued and Outstanding:

5,000,000 common shares as of July 31, 2009               5,000              5,000

(5,000,000 common shares as of July 31, 2008)
Additional paid in capital                                27,000             27,000

Deficit accumulated during the development stage          (47,444)           (43,725)

TOTAL STOCKHOLDERS' EQUITY                                (15,444)           (11,725)



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 41               $ 60

                                                             ========           ========







The accompanying notes are an integral part of the consolidated financial statements.

                            F-2
                  EMO CAPITAL CORP.
             (A DEVELOPMENT STAGE COMPANY)
               STATEMENTS OF OPERATIONS
               (EXPRESSED IN US DOLLARS)


                            Three Months                 Year Ended
                            Ended

                            July 31, 2010  July 31, 2009 July 31, 2010 July 31,     August 23,
                                                                       2009         2006
                                                                                    (Inception)
                                                                                    to July 31,
                                                                                    2010

General and Administration
Expenses

Professional Fees           -              $600          $3,700        $13,317      $46,289

Management Fees             -              -             -             -            $350

Filing Fees                 -              -             -             $348         $398

Bank Charges and Interest   -              -             $19           $111         $407

Net (loss) for the period   -              $(600)        $(3,719)      $(13,776)    $(47,444)

Net (loss) per share

       Basic and diluted    -              -             -             -            -

Weighted Average Number of  5,000,000      5,000,000     5,000,000     5,000,000    5,000,000
Common Shares Outstanding

The accompanying notes are an integral part of the consolidated financial statements.






                          F-3
EMO CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)


                                 Year Ended

                             July 31, 2010  July 31, 2009   April 23, 2006
                                                          (Inception) to July
                                                           31, 2010

Operating Activities

Net (loss) for the period      $(3,719)        $(13,775)       $(47,444)

Changes in:

Prepaid expenses               -               -               -

Accounts payable and accrued
liabilities                    $2,100          -               $2,602

Net cash provided by (used in)
operating activities           $(1,619)        $(13,775)       $(44,841)


Financing Activities

Shareholder loan                $1,600          $6,199          $12,882

Share Capital Subscribed        -               -               $32,000

Net cash provided by
financing activities            $1,600          $6,199          $44,882

Net increase (decrease) change
in cash                         $(19)           $(7,576)        $41

Cash, Beginning of Period       $60             $7,636          -

Cash, End of Period             $41             $60             $41

Supplementary Information:

       Interest Paid            -               -               -

       Taxes Paid               -               -               -


The accompanying notes are an integral part of the consolidated financial statements.


F-4
EMO CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
FROM AUGUST 23, 2006 (INCEPTION), TO JULY 31, 2010


                             Common Stock


                             Shares        Amount     Additional    Deficit       Total
                                                      Paid-in       Accumulated   Stockholders'
                                                      Capital       During the    Equity
                                                                    Development   (Deficit)
                                                                    Stage

Common Stock issued for cash
-at $0.001 per share, July
15, 2007                     2,000,000     2,000      -             -             2,000

Net Loss for the period      -             -          -             (1,900)       (1,900)
from August 23, 2006 to
July 31, 2007

Balance, as at  July 31,     2,000,000     $2,000     -             $(1,900)      $100
2007

Common Stock issused for     3,000,000     3,000      27,000        -             30,000
cash at -$0.001 per share,
May 2008

Comprehensive income (loss)  -             -          -             (28,049)      (28,049)
- Net loss for the period
ended July 31, 2008

Balance, as at  July 31,     5,000,000     $5,000     $27,00        $(29,949)     $2,051
2008

Comprehensive income (loss)  -             -          -             (13,776)      (13,776)
- Net Loss for the period
ended July 31, 2009

Balance, as at July 31, 2009 5,000,000     5,000      27,000        (43,725)      (11,725)

Comprehensive income (loss)  -             -          -             (3,719)       (3,719)
- Net Loss for the period
ended July 31, 2010

Balance, as at July 31, 2010 5,000,000     5,000      27,000        (47,444)      (15,444)

The accompanying notes are an integral part of the consolidated financial statements.



F-5
Emo Capital Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

For the Year Ended July 31, 2010

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

Cash and Cash Equivalents
Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at July 31, 2010, there were no cash equivalents.

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

Income Taxes
The Company uses the assets and liability method of accounting for income taxes in accordance with FASB Topic
740 " Income Taxes". Under this method, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Loss Per Share
In accordance with FASB Topic  260 , "Earnings Per Share',
the basic net loss per common share is computed by
dividing net loss available to common stockholders by the
weighted average     number of common shares outstanding.
Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at July 31, 2010, diluted net loss per share is equivalent to basic net loss per share.

Stock Based Compensation
The Company accounts for stock options and similar equity
instruments issued in accordance with ASC Topic 718
Compensation-Stock Compensation.  Accordingly,
compensation costs attributable to stock options or
similar equity instruments granted are measured at the
fair value at the grant date, and expensed over the
expected vesting period.   Transactions in which goods or
services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. ASC Topic 718- Compensation requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

The Company did not grant any stock options during the period ended July 31, 2010.

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

The Company has no elements of "other comprehensive income" during the period ended July 31, 2010.

Advertising Expenses
The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended July 31, 2010.

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