Form 10-Q
period 2010-10-31
Emo Capital Corp.
filed 2010-12-17
CIK 1410708

U.S. Securities and Exchange Commission

                        Washington, D.C. 20549



                              FORM 10-Q



[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF  THE SECURITIES AND EXCHANGE ACT OF 1934

           For the quarterly period ended October 31, 2010



                                  or



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

                                  N/A
                 (I.R.S. Employer Identification No.)




 115 He Xiang Road, Bai He Village, Qing Pu, Shanghai, China, 200000


----------------------------------------------------------------------

               (Address of principal executive offices)



                             949-419-6588

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at December 17, 2010 was 5,000,000 shares.





Part I - FINANCIAL INFORMATION

Emo Capital Corp.

(A Development Stage Company)

Balance Sheets

                                        October     July 31,
                                        31, 2010    2010



Assets

Current Assets - Cash and Cash          $41         $41
Equivalents

TOTAL ASSETS                            $41         $41

Liabilities

Current Liabilities

             Accounts Payable and       $4,602      $2,602
Accrued Liabilities

             Shareholder Loan           $12,882     $12,882

TOTAL CURRENT LIABILITIES               $17,485     $15,485

Stockholders' Equity - Common Stock

            Authorized: 75,000,000
common shares at $0.001 par value
     Issued and outstanding: 5,000,000
common shares issued and outstanding    5,000       5,000
as of October 31, 2010 and July 31,
2010



Additional Paid-in Capital              27,000      27,000

Deficit accumulated during the          $(49,444)   $(47,444)
developmental stage

TOTAL STOCKHOLDERS' EQUITY              $(17,444)   $(15,444)

TOTAL LIABILITIES AND STOCKHOLDERS'     $41         $41
EQUITY

The accompanying notes are an integral part of these financial statements.


Emo Capital Corp.
(A Developmental Stage Company)
Statement of Cash Flows


                                   For the    For the  August
                                   Three      Three    23, 2006
                                   Months     Months   (Inception)
                                   Ended      Ended
                                   October    October  to
                                   31, 2010   31, 2009 October
                                                       31, 2010

Cash Flow from Operating
Activities

     Net loss for the Period       $(2,000)   $(2,500) $(49,444)

Changes in non-cash working
capital items

     Prepaid Expenses              -          -        -

     Accounts Payable and Accrued  $2,000     $1,500   $4,602
Liabilities

Net Cash Provided By (Used in)     -          $(1,000) $(44,841)
Operating Activities

Financing Activities

          Share Capital Subscribed -          -        $32,000

     Shareholder Loan              -          $1,000   $12,882

Net Cash Flow Provided by          -          $1,000   $44,882
Financing Activities

Cash increase (decrease) during    -          -        $41
the Period

Cash, Beginning of Period          $41        $60      -

Cash, End of Period                $41        $60      $41

 The accompanying notes are an integral part of these financial statements.

                          Emo Capital Corp.
                    (A Development Stage Company)
                       Statements of Operations


              Three     Three     From
              Months    Months    August
              Ended     Ended     23, 2006
              October   October   (Inception)
              31, 2010  31, 2009
                                  to
                                  October
                                  31, 2010

General and
Administrative
Expenses

Filing Fees   -         -         $398

Professional  $2,000    $2,500    $49,444
Fees

Management    -         -         $350
Fees

Bank Charges  -         -         $407


Net (loss)    $(3,200)  $(2,500)  $(54,389)
for the
period

Net (loss)    0.00      0.00      0.00
per share -
Basic and
Diluted

Weighted      5,000,000 5,000,000
Average
Shares
Outstanding
- Basic and
Diluted

The accompanying notes are an integral part of these financial statements


Emo Capital Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended October 31, 2010
Note 1.    -      NATURE AND CONTINUANCE OF OPERATIONS
The Company is a development stage company, which was incorporated in the State of Nevada, United States of America on August 23, 2006. The Company intends to commence operations a e-commerce website which acts as medium with which to facilitate communication between Internet users.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $49,444 since inception and has not yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholder. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents
Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at October 31, 2010, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share
In accordance with FASB Topic 260 , "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available
to common stockholders by the weighted average     number of common
shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at October 31, 2010, diluted net loss per share is equivalent to basic net loss per share.

Stock Based Compensation
The Company accounts for stock options and similar equity instruments issued in accordance with ASC Topic 718 Compensation-Stock Compensation. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over
the expected vesting period.   Transactions in which goods or
services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. ASC Topic 718-Compensation requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.
The Company did not grant any stock options during the period ended October 31, 2010.

Comprehensive Income
The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.
The Company has no elements of "other comprehensive income" during the period ended October 31, 2010.

Advertising Expenses
The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended October 31, 2010.

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

Results of Operations

The Company experienced general and administration expenses of $2,000 and $2,500 for the three month period ended October 31, 2010 and 2009 respective. The decrease in general and administration expenses for this period are attributed to a reduction professional fees and bank charges and interest.

For the three month period ended October 31, 2010, the company experienced a net loss of $2,000, and has experienced a total deficit of $49,444 since inception.

Liquidity and Capital Resources

During the three month period ended October 31, 2010, the Company satisfied its working capital needs by using loans from the Company's officer. As of October 31, 2010, the Company has cash on hand in the amount of $41. Management does not expect that the current level of cash n hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of October 31, 2010, the end of the three month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.





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

Our auditors have issued a going concern opinion as at December 17, 2010. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized December 17, 2010



December 17, 2010
 /s/  Juanming Fang__________________


 Mr. Juanming Fang, President