Form 10-K/A
period 2010-07-31
Emo Capital Corp.
filed 2011-02-22
CIK 1410708

1. UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10 - K/A
(Mark One)
[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Period year ended July 31, 2010
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ___________________
                      Commission file number: 333-145884
                              EMO CAPITAL CORP.
                ----------------------------------------------
      (Exact name of small business issuer as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes x No o

The aggregate market value of Emo Capital's Common Stock owned by non-affiliates as of October 29, 2010 was $30,000.
Number of shares of each class of Emo Capital's capital stock outstanding as of February 22, 2011 was: 5,000,000 shares of common stock


Explanatory Note: This amendment is a response to the comment letter sent by the United States Securities and Exchange Commission on
February 4, 2011.



                                      1
                              EMO CAPITAL CORP.
                                  FORM 10-K
                   For the Fiscal Year ended July 31, 2010
                              Table of Contents
Part I
Item 1. Description of Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a vote of Security Holders
Part II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and the Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Part III
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Exhibits and Financial Statements Schedules
Item 14. Principal Accountants Fees and Services
Signatures
                                      2
FORWARD LOOKING STATEMENTS
CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF EMO CAPITAL CORP., A NEVADA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.
                                    PART I
ITEM 1. DESCRIPTION OF BUSINESS
Emo Capital Corp. was incorporated in the state of Nevada on August 23, 2006. Emo intends to create and develop a new social networking website which will be an online utility that connects youths in the age groups between 12-18 who study, and work together. The website will be targeted to the Chinese speaking market and will initially be advertised to users in China, Taiwan, and Hong Kong. We expect that we will have a working, beta stage software by the end of June 2011. We currently have not advanced beyond the business plan state from our inception until the date of this filing.We plan to raise initial seed financing through the sale of our common shares. The initial seed financing will be put towards designing and writing software, and paying for costs related to registering the Company's common stock for public sale. We anticipate that in order for us to begin commercialization of the website, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS
This is the initial stage of our business. As of the date of this filing, we have not implemented our business plan. Additionally, product features are based on expectations and are not guaranteed.

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

OVERVIEW
Emo Capital Corp. was incorporated in the state of Nevada on August 23, 2006. Emo intends to create and develop a new social networking website which will be an online utility that connects youths in the age groups between 12-18 who study, and work together.
The website will be targeted to the Chinese speaking market and will initially be advertised to users in China, Taiwan, and Hong Kong. We expect that we will have a working, beta stage software by the end of June 2011. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We plan to raise initial seed financing through the sale of our common shareS.The initial seed financing will be put towards designing and writing software, and paying for costs related to registering the Company's common stock for public sale. We anticipate that in order for us to begin commercialization of the website, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

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

ITEM 9A: CONTROLS AND PROCEDURES
Juanming Fang, our Chief Executive Officer and Chief
Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this Form 10-k.
Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2010 at the reasonable assurance level.


CHANGE IN INTERNAL CONTROL
There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by management, under the supervision of our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S., and includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Consolidated Financial Statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.


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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares.
The stockholders listed below have
direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares. The address for each person is our address at 115 He Xiang Road, Bai He Village, Qing Pu, Shanghai,
China, 200000.

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


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY
                  COMPENSATION PLANS.

We have no equity compensation plans.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
We issued 2,000,000 shares of common stock to Juanming Fang, our president and a member of the board of directors in August 2006, in consideration of $2,000. Also, the Company's sole officer has loaned the company $12,882, without interest and fixed term of repayment.
There is no agreement evidence of the loan.
Additionally, the loan is unsecured and there are no terms of repayment at this time.

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

                          12
                      SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of February, 2011

                   EMO CAPITAL CORP.
                     (Registrant)
                 By: /s/ Juanming Fang
                     Juanming Fang
         President, Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                    TITLE                                         DATE

/s/ Juanming Fang                            President, CEO, Secretary, Treasurer and      February 22,  2011
                                             Director

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

Statements of Shareholder's Equity (Deficit) F-5
Notes to Financial Statements F-6
        F-1


Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Emo Capital Corp.
(A  Development Stage Company)


We have audited the accompanying balance sheets of Emo
Capital Corp.(A development stage company) as of July 31, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for each of the years then ended and for the period August 23, 2006 (date of inception) to July 31, 2010. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emo Capital Corp. as of July 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended and for the period August 23, 2006 (date of inception) to July 31, 2010 in conformity with accounting principles generally accepted in the United
States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Companys losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut
February 15, 2011



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

The accompanying notes are an integral part of the consolidated financial statements. There have been no changes to the internal control over the financial reporting that occurred during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



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