Form 10-Q/A
period 2010-10-31
Emo Capital Corp.
filed 2011-02-22
CIK 1410708

U.S. Securities and Exchange Commission

                        Washington, D.C. 20549



                              FORM 10-Q/A



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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at February 22, 2011 was 5,000,000 shares.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal accounting officer and principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of October 31, 2010, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

As of October 31, 2010, the end of the three month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures
(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities
Exchange Act of 1934).Based on the foregoing, our president
(our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive officer, principal accounting officers, and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure as of the end of the period covered by this annual report.

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



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized February 22, 2011



February 22, 2011
 /s/  Juanming Fang__________________


 Mr. Juanming Fang, President