Form 10-Q
period 2011-01-31
Emo Capital Corp.
filed 2011-03-22
CIK 1410708

U.S. Securities and Exchange Commission

                        Washington, D.C. 20549



                              FORM 10-Q



[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF  THE SECURITIES AND EXCHANGE ACT OF 1934

           For the quarterly period ended January 31, 2011



                                  or



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





---------------------------------------------------------------------

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at March 21, 2011 was 5,000,000 shares.





Part I - FINANCIAL INFORMATION

Emo Capital Corp.

(A Development Stage Company)

Balance Sheets

                                        January     July 31,
                                        31, 2011    2010
                                        (Unaudited) (Audited)


Assets

Current Assets - Cash and Cash          $41         $41
Equivalents

TOTAL ASSETS                            $41         $41

Liabilities

Current Liabilities

             Accounts Payable and       $5,202      $2,602
Accrued Liabilities

             Shareholder Loan           $12,882     $12,882

TOTAL CURRENT LIABILITIES               $18,085     $15,485

Stockholders' Equity - Common Stock

            Authorized: 75,000,000
common shares at $0.001 par value
     Issued and outstanding: 5,000,000
common shares issued and outstanding    5,000       5,000
as of January 31, 2011 and July 31,
2010



Additional Paid-in Capital              27,000      27,000

Deficit accumulated during the          $(50,044)   $(47,444)
developmental stage

TOTAL STOCKHOLDERS' EQUITY              $(18,044)   $(15,444)

TOTAL LIABILITIES AND STOCKHOLDERS'     $41         $41
EQUITY

The accompanying notes are an integral part of these financial statements.


Emo Capital Corp.
(A Developmental Stage Company)
Statement of Cash Flows


                                   For the    For the  August
                                   Six        Six      23, 2006
                                   Months     Months   (Inception)
                                   Ended      Ended
                                   January    January  to
                                   31, 2011   31, 2010 January
                                                       31, 2011

Cash Flow from Operating
Activities

     Net loss                      $(2,600)   $(3,119) $(50,044)

Changes in:

     Prepaid Expenses              -          -        -

     Accounts Payable and Accrued  $2,600     $1,500   $5,202
Liabilities

Net Cash Provided By (Used in)     -          $(1,619) $(44,841)
Operating Activities

Financing Activities

     Share Capital Subscribed      -          -        $32,000

     Shareholder Loan              -          $1,600   $12,882

Net Cash Flow Provided by          -          $1,600   $44,882
Financing Activities

Cash increase (decrease) during    -          $(19)        $41
the Period

Cash, Beginning of Period          $41        $60      -

Cash, End of Period                $41        $41      $41

 The accompanying notes are an integral part of these financial statements.

                          Emo Capital Corp.
                    (A Development Stage Company)
                       Statements of Operations


              Three     Three     Six      Six      From
              Months    Months    Months   Months   August
              Ended     Ended     Ended    Ended    23, 2006
              January   Janaury   January  January  (Inception)
              31, 2011  31, 2010  31, 2011 31, 2010 to January
                                                    31, 2011

General and
Administrative
Expenses

Filing Fees   -         -         -         -        $398

Professional  $600      $600      $2,600    $3,100   $48,889
Fees

Management    -         -         -         -        $350
Fees

Bank Charges  -         $19       -         $19      $407
and interest

Net (loss)    $(600)    $(619)  $(2,600)    $(3,119) $(50,044)
for the
period

Net (loss)    0.00      0.00      0.00      0.00
per share -
Basic and
Diluted

Weighted      5,000,000 5,000,000 5,000,000 5,000,000
Average
Shares
Outstanding
- Basic and
Diluted

The accompanying notes are an integral part of these financial statements


Emo Capital Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended January 31, 2011

Note 1.    -      NATURE AND CONTINUANCE OF OPERATIONS
The Company is a development stage company, which was incorporated in the State of Nevada, United States of America on August 23, 2006. The Company intends to commence operations a e-commerce website which acts as medium with which to facilitate communication between Internet users.

These financial statements have been prepared on a going concern basis .. The Company has accumulated a deficit of $50,044 since inception and has not yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholder. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents
Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at January 31, 2011, there were no cash equivalents.

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

Income Taxes
The Company uses the assets and liability method of accounting for income taxes in accordance with FASB Topic 740 "Income Taxes".
Under this method, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Loss Per Share
In accordance with FASB Topic 260 , "Earnings Per Share", the basic net loss per common share is computed by dividing net loss available
to common stockholders by the weighted average     number of common
shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at January 31, 2011, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended January 31, 2011.

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

The Company has no elements of "other comprehensive income" during the period ended January 31, 2011.

Advertising Expenses
The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended January 31, 2011.

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

Results of Operations

The Company experienced general and administration expenses of $2,600 and $3,119 for the six month period ended January 31, 2011 and 2010 respective. The decrease in general and administration expenses for this period are attributed to a reduction professional fees and bank charges and interest.

For the six month period ended January 31, 2011, the company experienced a net loss of $2,600, and has experienced a total deficit of $50,044 since inception.

Liquidity and Capital Resources

During the six month period ended January 31, 2011 the Company satisfied its working capital needs by using loans from the Company's officer. As of Januray 31, 2011 the Company has cash on hand in the amount of $41. Management does not expect that the current level of cash n hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal accounting officer and principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of January 31, 2011, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

As of January 31, 2011 the end of the three month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures
(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities
Exchange Act of 1934).Based on the foregoing, our president
(our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive officer, principal accounting officers, and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.






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



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized March 21, 2011


March 21, 2011
 /s/  Juanming Fang__________________


 Mr. Juanming Fang, President