Form 10-K/A
period 2010-07-31
Emo Capital Corp.
filed 2011-06-10
CIK 1410708

1. UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10 - K/A2
(Mark One)
[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Period year ended July 31, 2010
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ___________________
                      Commission file number: 333-145884
                              EMO CAPITAL CORP.
                ----------------------------------------------
      (Exact name of small business issuer as specified in its charter)

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


Explanatory Note: This amendment is a response to the comment letter sent by the United States Securities and Exchange Commission on
April 22, 2011.



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

The site will be free to users and is expected generate revenue from advertising including banner ads and sponsored groups. Users may be able to create profiles that may be able to contain photos and lists of personal interests, exchange private or public messages, and join groups of friends. The viewing of detailed profile data will be restricted to users from the same network or confirmed friends. Users will also have access to an instant messaging system, which will be available on each user's profile page that will allow friends to post messages for the user to see. One user's wall will be visible to anyone with the ability to see their full profile, and different users' wall posts in an individual's News Feed. Many users use their friend's walls for leaving short, temporal notes. More private discourse may be saved as Messages, which could be sent to a person's Inbox, to be visible only by the recipient(s), much like email.
Users have the privilege of forming groups. Groups allow users of common interest to come together to a forum of discussion. Through a keyword search members can find online forums and share their thoughts. A group features its own wall, a discussion board, video, and its own image archive.

Initially, our website may support both English and Chinese languages. The initial market we plan to introduce our software to is the Chinese speaking market. The Company chose the Chinese market due to the president's familiarity with this market and also due to lower labor costs in software development. We plan to complete the beta phase of the user interface by June 2011.

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

Risks associated with Emo Capital Corp.:
1. OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION.
We may not be able to achieve our objectives and may have to suspend or cease operations if we do no generate additional financing. Our auditors have issued a going concern opinion as at October 30, 2010. There is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you may lose your investment.

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

4. BECAUSE OUR SOLE EXECUTIVE OFFICER WILL ONLY BE DEVOTING LIMITED TIME TO OUR OPERATIONS, OUR OPERATIONS COULD BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF OPERATIONS AND A LACK OF REVENUES WHICH MAY CAUSE US TO CEASE OPERATIONS.
Juanming Fang, our sole executive plans to devote limited time to Emo's operations. Mr. Fang will be devoting approximately twenty five hours a week to our operations. Because Mr. Fang will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Fang. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

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

6. BECAUSE ALL OF OUR ASSETS AND OUR SOLE OFFICER AND DIRECTOR IS LOCATED OUTSIDE THE UNITED STATES OF AMERICA, IT MAY BE DIFFICULT FOR AN INVESTOR TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST US OR OUR OFFICER AND DIRECTOR. ALL OF OUR ASSETS ARE LOCATED OUTSIDE OF THE UNITED STATES.
In addition, our director and officer is a national and/or resident of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of China or other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our director and officer predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China or other jurisdictions against us, our sole officer and director predicated upon the securities laws of the United States or any state thereof.

7. IF WE ARE NOT ABLE TO EFFECTIVELY RESPOND TO COMPETITION, OUR BUSINESS MAY FAIL. THERE ARE MANY SMALL SOFTWARE DEVELOPERS THAT SELL SOFTWARE PRODUCTS WHICH ARE SIMILAR TO OUR PROPOSED BUSINESS VENTURE.
Most of these competitors have established businesses with an established customer base. We plan to to compete against these groups by offering a much higher quality product than our competitors products with a more customizable product. However, we cannot assure you that such a strategy will be successful, or that competitors will not copy our business strategy. Our inability to achieve sales and revenues due to competition may have an adverse effect on our business operations and financial condition.

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

RESULTS OF OPERATIONS

REVENUES
There were no revenues generated for the fiscal period ended July 31, 2010 and no revenues have been earned by the Company since its inception.

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

ITEM 9A: CONTROLS AND PROCEDURES
Juanming Fang, our Chief Executive Officer and Chief
Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15,15d-15 as of the end of the period covered by this Form 10-k.
Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2010 at the reasonable assurance level.


CHANGE IN INTERNAL CONTROL
There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in paragraphs 2 and 3 or Item 308(a) of Regs S-K under the Exchange Act). Our internal control over financial reporting is a process designed by management, under the supervision of our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S., and includes those policies and procedures that:

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

NAME                    AGE              POSITION HELD

Juanming Fang           29               Principal Chief
                                         Executive Officer,
              				 Director,
                                         Chief Financial
                                         Officer, Chief Accounting
     					 Officer

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
directors as a group
(1 person)



In accordance with the Sarbanes Oxley Act of 2002, Item 404  (a) (5),
(a) (6) , and (d) of Regulation S-K, and Question 146.04 of the Division of Corporation Finance's Compliance and Disclosure Interpretations of Regulation S-K, the following information has been provided regarding shareholder loans totaling $12, 882.00:
 Shareholder Loans were made on:
	 June 2, 2010 for $1,600
	 June 2, 2009 for $6,199
	 June 2, 2008 for  $5,083.
There have been no specific terms of repayment or rate of return arrangements made with these shareholder loans.


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

                          12
                      SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of June, 2011

                   EMO CAPITAL CORP.
                     (Registrant)
                 By: /s/ Juanming Fang
                     Juanming Fang
         Chief Executive Officer,Director, Principal
         Financial Officer, and Principal Accounting
         Officer

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE              TITLE                               DATE

/s/ Juanming Fang      Chief Executive Officer,           June 10,  2011
      		       Director, Principal Financial
                       Officer, Principal Accounting
 		       Officer
Juanming Fang


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