Form 10-Q
period 2011-04-30
Emo Capital Corp.
filed 2011-06-23
CIK 1410708

U.S. Securities and Exchange Commission

                        Washington, D.C. 20549



                              FORM 10-Q



[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011



or



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

Large accelerated filer o
Accelerated filer o
Non-accelerated filer o
(Do not check if a smaller reporting company)
 June 14, 2011 was 5,000,000 shares. Smaller reporting company X


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act)
Yes X No o

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at June 16 ,2011 is 5,000,000.





Part I - FINANCIAL INFORMATION


                          Emo Capital Corp.
                    (A Development Stage Company)
                            Balance Sheets

                                        April 30,   July 31,
                                        2011        2010


Assets

Current Assets - Cash and Cash          $-          $41
Equivalents

Website Development Costs               -           -

TOTAL ASSETS                            $-          $41

Liabilities

Current Liabilities

             Accounts Payable and       $5,802      $2,602
Accrued Liabilities

             Shareholder Loan           $12,841     $12,882

TOTAL CURRENT LIABILITIES               $18,644     $15,485

Stockholders' Equity - Common Stock

             Authorized:75,000,000
common shares at $0.001 par value

            Issued and Outstanding:     5,000       5,000
5,000,000 common shares as of October
31, 2009 and July 31, 2009


          Additional Paid-in Capital    27,000      27,000


Deficit accumulated during the          $(50,644)   $(47,444)
developmental stage

TOTAL STOCKHOLDERS' EQUITY              $(18,644)   $(15,444)

TOTAL LIABILITIES AND STOCKHOLDERS'     $-          $41
EQUITY

The accompanying notes are an integral part of these financial statements.



                          Emo Capital Corp.
                   (A Developmental Stage Company)
                       Statement of Cash Flows



                               For the    April    From August
                               Nine       30, 2010 23, 2006
                               Months              (Inception)
                               Ended               to April 30,
                               April 30            2011
                               ,2011

Cash Flow from Operating
Activities

     Net loss for the Period   $(3,200)   $(3,719) $(50,644)


            Changes in         -          -        -
Prepaid Expenses

     Accounts payable and      $3,200     $2,100   $5,802
accrued liabilities

Net Cash Flow Used in          $-         $(1,619) $(44,841)
Operating Activities

Financing Activities

     Share Capital Subscribed  -          -        $32,000

     Shareholder Loan          $(41)      $1,600   $12,841

Net Cash Flow Provided by      $(41)      $1,600   $44,841
Financing Activities

Cash Increase (decrease)       $(41)      $(19)    $-
during the Period

Cash, Beginning of Period      $41        $60      -

Cash, End of Period            -          $41      $-

 The accompanying notes are an integral part of these financial statements.

                          Emo Capital Corp.
                    (A Development Stage Company)
                       Statements of Operations




            Three        April    Nine      April    From
            Months       30, 2010 Months    30, 2010 August 23,
            Ended April           Ended              2006
            30, 2011              April              (Inception)
                                  30, 2011
                                                     to April
                                                     30, 2011

General
and
Administrative
Expenses

Filing Fees  -            -        -         -        $398

Management   -            -        -         -        $350
Fees

Bank         -            -        -        $19       $407
Charges


Professional $600         $600    $3,200    $3,700    $49,489
Fees

Net (loss)  $(600)       $(600)   $(3,200)  $(3,719)  $(50,644)
for the
period

Net (loss)  0.00          0.00      0.00      0.00
per share
- Basic
and Diluted

Weighted    5,000,000    5,000,000 5,000,000 5,000,000
Average
Shares
Outstanding

- Basic
and Diluted







The accompanying notes are an integral part of these financial statements.


Emo Capital Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended April 30, 2011

Note 1.    -      NATURE AND CONTINUANCE OF OPERATIONS

The Company is a development stage company, which was incorporated in the State of Nevada, United States of America on August 23, 2006. The Company intends to commence operations an e-commerce website which acts as medium with which to facilitate communication between Internet users.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $50,644 since inception and has not yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholder. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents
Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at April 30, 2011, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share
In accordance with FASB Topic 260 , "Earnings Per Share", the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at April 30, 2011, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended April 30, 2011.

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

The Company has no elements of "other comprehensive income" during the period ended April 30, 2011.

Advertising Expenses
The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended April 30, 2011.

New Accounting Standards
Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3.    -      CAPITAL STOCK
On July 15, 2007, the Company issued 2,000,000 common shares at
$0.001 per share to the sole director of the Company for total proceeds of $2,000.

In May 2008, the Company issued 3,000,000 common shares at $0.01 per share to subscribers for total proceeds of $30,000.

Note 4.    -      RELATED PARTY TRANSACTIONS
The Company's sole officer has loaned the company $12,841, without interest and fixed term of repayment.










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

For the nine month period ended April 30, 2010, the company experienced a net loss of $600, and has experienced a total deficit of $49,489 since inception.

Liquidity and Capital Resources

During the nine month period ended April 30, 2011, the Company satisfied its working capital needs by using loans from the Company's officer. As of April 30, 2011 the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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


There have been no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.





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

Item 5 Other Information

None

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1 Certification of Principal Executive Officer, Director Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification of Principal Executive Officer,Director Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 16, 2011

 June 16, 2011


/s/  Juanming Fang__________________




Mr. Juanming Fang,
Chief Executive Officer
Director
Principal Financial Officer
Principal Accounting Officer