Form 10-Q/A
period 2010-04-30
Emo Capital Corp.
filed 2011-08-08
CIK 1410708

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at June 10 ,2010 is 35,000,000

Explanatory Note: This amendment to Form 10Q for period ended April 30, 2010 has been filed to amend the number of shares outstanding.





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

Stockholders' Equity - Common Stock

             Authorized:75,000,000
common shares at $0.001 par value

            Issued and Outstanding:     5,000       5,000
35,000,000 common shares as of April
30, 2010 and 5,000,000 common shares
as of July 31, 2009


          Additional Paid-in Capital    27,000      27,000


Deficit accumulated during the          $(46,844)   $(43,725)
developmental stage

TOTAL STOCKHOLDERS' EQUITY              $(14,844)   $(11,725)

TOTAL LIABILITIES AND STOCKHOLDERS'     $41         $60
EQUITY

The accompanying notes are an integral part of these financial statements.



                          Emo Capital Corp.
                   (A Developmental Stage Company)
                       Statement of Cash Flows


                               For the    April    From August
                               Nine       30, 2009 23, 2006
                               Months              (Inception)
                               Ended               to April 30,
                               April 30            2010
                               ,2010

Cash Flow from Operating
Activities

     Net loss for the Period   $(3,719)   -        $(47,444)




            Changes in         -          -        -
Prepaid Expenses

     Accounts payable and      $(2,100)   -        $2,602
accrued liabilities

Net Cash Flow Used in          $(1,619)            $(44,841)
Operating Activities

Financing Activities

     Share Capital Subscribed  -          -        $32,000

     Shareholder Loan          $1,600     $5,800   $12,882

Net Cash Flow Provided by      $1,600     $5,800   $44,882
Financing Activities

Cash Increase (decrease)       $(19)      $(7,376) $(41)
during the Period

Cash, Beginning of Period      $60        $7,636   -

Cash, End of Period            $41        $260     $(41)

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
            30, 2010              April              (Inception)
                                  30, 2010
                                                     to April
                                                     30, 2010

General
and
Administrative
Expenses

Filing Fees -            -        -         $348     $398

Management  -            -        -         -        $350
Fees

Bank        -            -        $19       $111     $407
Charges

            $600         $600     $3,700    $12,717  $46,289
Professional
Fees

Net (loss)  $(600)       $(600)   $(3,719)           $(47,444)
for the
period

Net (loss)  0.00         0.00     0.00      0.00     0.00
per share
- Basic
and Diluted

Weighted    35,000,000
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

In April 2010, the Company authorized a stock split of 7:1, which resulted in an issuance of 30,000,000.

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



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August 8, 2011

 August 8, 2011


/s/  Juanming Fang__________________




Mr. Juanming Fang, President