Form 10-K/A
period 2010-07-31
Emo Capital Corp.
filed 2011-08-08
CIK 1410708

1. UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10 - K/A3
(Mark One)
[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Period year ended July 31, 2010
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ___________________
                      Commission file number: 333-145884
                              EMO CAPITAL CORP.
                ----------------------------------------------
      (Exact name of small business issuer as specified in its charter)

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

Number of shares of each class of Emo Capital's capital stock outstanding as of February 22, 2011 was: 35,000,000 shares of common stock


Explanatory Note: This amendment to Form 10K/A2 for period ended July 31, 2010 has been filed to amend the number of shares outstanding.



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

                          12
                      SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of August, 2011

                   EMO CAPITAL CORP.
                     (Registrant)
                 By: /s/ Juanming Fang
                     Juanming Fang
         Chief Executive Officer,Director, Principal
         Financial Officer, and Principal Accounting
         Officer

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE              TITLE                               DATE

/s/ Juanming Fang      Chief Executive Officer,           August 8,  2011
      		       Director, Principal Financial
                       Officer, Principal Accounting
 		       Officer
Juanming Fang


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



NOTE 4 - COMMITMENTS



STOCKHOLDERS' EQUITY

Common stock

Authorized: 75,000,000 common shares at $0.001 par value

Issued and Outstanding:

35,000,000 common shares as of July 31,2010                5,000              5,000

(5,000,000 common shares as of July 31, 2009)
Additional paid in capital                                27,000             27,000

Deficit accumulated during the development stage          (47,444)           (43,725)

TOTAL STOCKHOLDERS' EQUITY                                (15,444)           (11,725)



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 41               $ 60

                                                          ========           ========







The accompanying notes are an integral part of the consolidated financial statements.

                            F-2
                  EMO CAPITAL CORP.
             (A DEVELOPMENT STAGE COMPANY)
               STATEMENTS OF OPERATIONS
               (EXPRESSED IN US DOLLARS)


                            Three Months                 Year Ended
                            Ended

                            July 31, 2010  July 31, 2009 July 31, 2010 July 31,     August 23,
                                                                       2009         2006
                                                                                    (Inception)
                                                                                    to July 31,
                                                                                    2010

General and Administration
Expenses

Professional Fees           -              $600          $3,700        $13,317      $46,289

Management Fees             -              -             -             -            $350

Filing Fees                 -              -             -             $348         $398

Bank Charges and Interest   -              -             $19           $111         $407

Net (loss) for the period   -              $(600)        $(3,719)      $(13,776)    $(47,444)

Net (loss) per share

       Basic and diluted    -              -             -             -            -

Weighted Average Number of  35,000,000     5,000,000     35,000,000    5,000,000    35,000,000
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


F-4
EMO CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
FROM AUGUST 23, 2006 (INCEPTION), TO JULY 31, 2010


                             Common Stock


                             Shares        Amount     Additional    Deficit       Total
                                                      Paid-in       Accumulated   Stockholders'
                                                      Capital       During the    Equity
                                                                    Development   (Deficit)
                                                                    Stage

Common Stock issued for cash
-at $0.001 per share, July
15, 2007                     2,000,000     2,000      -             -             2,000

Net Loss for the period      -             -          -             (1,900)       (1,900)
from August 23, 2006 to
July 31, 2007

Balance, as at  July 31,     2,000,000     $2,000     -             $(1,900)      $100
2007

Common Stock issused for     3,000,000     3,000      27,000        -             30,000
cash at -$0.001 per share,
May 2008

Comprehensive income (loss)  -             -          -             (28,049)      (28,049)
- Net loss for the period
ended July 31, 2008

Balance, as at  July 31,     5,000,000     $5,000     $27,00        $(29,949)     $2,051
2008

Comprehensive income (loss)  -             -          -             (13,776)      (13,776)
- Net Loss for the period
ended July 31, 2009

Balance, as at July 31, 2009 5,000,000     5,000      27,000        (43,725)      (11,725)

Comprehensive income (loss)  -             -          -             (3,719)       (3,719)
- Net Loss for the period
ended July 31, 2010

Balance, as at July 31, 2010 35,000,000    5,000      27,000        (47,444)      (15,444)

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

In April 2010, the Company authorized a stock split of 7:1, which resulted in an issuance of 35,000,000.


Note 4.    -      RELATED PARTY TRANSACTIONS
The Company's sole officer has loaned the company $12,882, without interest and fixed term of repayment.