Form 10-Q/A
period 2010-10-31
Emo Capital Corp.
filed 2011-08-08
CIK 1410708

U.S. Securities and Exchange Commission

                        Washington, D.C. 20549



                              FORM 10-Q/A2



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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at February 22, 2011 was 35,000,000 shares.

Explanatory Note: This amendment to Form 10Q/A for period ended October 31, 2010 has been filed to amend the number of shares outstanding.





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
     Issued and outstanding: 35,000,000
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
                                  to
                                  October
                                  31, 2010

General and
Administrative
Expenses

Filing Fees   -         -         $398

Professional  $2,000    $2,500    $49,444
Fees

Management    -         -         $350
Fees

Bank Charges  -         -         $407


Net (loss)    $(3,200)  $(2,500)  $(54,389)
for the
period

Net (loss)    0.00      0.00      0.00
per share -
Basic and
Diluted

Weighted      35,000,000 5,000,000
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