Form 10-Q/A
period 2011-01-31
Emo Capital Corp.
filed 2011-08-08
CIK 1410708

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at March 21, 2011 was 35,000,000 shares.

Explanatory Note: This amendment to Form 10Q for period ended January 31, 2011 has been filed to amend the number of shares outstanding.





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
   Issued and outstanding: 35,000,000
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

                          Emo Capital Corp.
                    (A Development Stage Company)
                       Statements of Operations


              Three     Three     Six      Six      From
              Months    Months    Months   Months   August
              Ended     Ended     Ended    Ended    23, 2006
              January   January   January  January  (Inception)
              31, 2011  31, 2010  31, 2011 31, 2010 to January
                                                    31, 2011

General and
Administrative
Expenses

Filing Fees   -         -         -         -        $398

Professional  $600      $600      $2,600    $3,100   $48,889
Fees

Management    -         -         -         -        $350
Fees

Bank Charges  -         $19       -         $19      $407
and interest

Net (loss)    $(600)    $(619)  $(2,600)    $(3,119) $(50,044)
for the
period

Net (loss)    0.00      0.00      0.00      0.00
per share -
Basic and
Diluted

Weighted      35,000,000 5,000,000 35,000,000 5,000,000
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