Form 10-Q/A
period 2011-04-30
Emo Capital Corp.
filed 2011-08-09
CIK 1410708

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at June 16 ,2011 is 35,000,000.

Explanatory Note: This amendment to Form 10Q for period ended April 30, 2011 has been filed to amend the number of shares outstanding.



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

Stockholders' Equity - Common Stock

             Authorized:75,000,000
common shares at $0.001 par value

            Issued and Outstanding:     5,000       5,000
35,000,000 common shares as of April
3, 2011 and July 31, 2010


          Additional Paid-in Capital    27,000      27,000


Deficit accumulated during the          $(50,644)   $(47,444)
developmental stage

TOTAL STOCKHOLDERS' EQUITY              $(18,644)   $(15,444)

TOTAL LIABILITIES AND STOCKHOLDERS'     $-          $41
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
            30, 2011              April              (Inception)
                                  30, 2011
                                                     to April
                                                     30, 2011

General
and
Administrative
Expenses

Filing Fees  -            -        -         -        $398

Management   -            -        -         -        $350
Fees

Bank         -            -        -        $19       $407
Charges


Professional $600         $600    $3,200    $3,700    $49,489
Fees

Net (loss)  $(600)       $(600)   $(3,200)  $(3,719)  $(50,644)
for the
period

Net (loss)  0.00          0.00      0.00      0.00
per share
- Basic
and Diluted

Weighted   35,000,000   35,000,000  35,000,000 35,000,000
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