Form 10-Q/A
period 2010-04-30
Emo Capital Corp.
filed 2011-11-15
CIK 1410708

U.S. Securities and Exchange Commission

                        Washington, D.C. 20549



                              FORM 10-Q/A3



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

Explanatory Note: This amendment to Form 10Q/A3 for period ended April 30, 2010 has been filed in response to SEC comments received on September 20, 2011.





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

As of April 30, 2010, the end of the nine month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.


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



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 15, 2011

 November 15, 2011


/s/  Juanming Fang__________________




Mr. Juanming Fang,
	President
	Principal Executive Officer
	Principal Financial Officer