Form 10-K/A
period 2010-07-31
Emo Capital Corp.
filed 2011-11-15
CIK 1410708

1. UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10 - K/A4
(Mark One)
[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Period year ended July 31, 2010
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ___________________
                      Commission file number: 333-145884
                              EMO CAPITAL CORP.
                ----------------------------------------------
      (Exact name of small business issuer as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes x No o

The aggregate market value of Emo Capital's Common Stock owned by non-affiliates as of November 15, 2011 was $30,000.

Number of shares of each class of Emo Capital's capital stock outstanding as of November 15, 2011 was: 35,000,000 shares of common stock


Explanatory Note: This amendment to Form 10K/A3 for period ended July 31, 2010 has been filed in response to comments received from the SEC on September 20, 2011.



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

Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.There have been no changes to the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a -15 and/or 15d-15 that occurred during the period ended July 31, 2010.


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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting process is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment using that criteria, our management concluded that, as of July 31, 2010, the Company's internal control over financial reporting was effective.

Our internal control over financial reporting as of July 31, 2010, has been audited by Kenne Ruan, CPA, P.C., an independent registered public accounting firm, as stated in their report which is included herein.



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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT.
The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares.
The stockholders listed below have
direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares. The address for each person is our address at 115 He Xiang Road, Bai He Village, Qing Pu, Shanghai,
China, 200000.

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

                          12
                      SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November, 2011

                   EMO CAPITAL CORP.
                     (Registrant)
                 By: /s/ Juanming Fang
                     Juanming Fang
         Chief Executive Officer,Director, Principal
         Financial Officer, and Principal Accounting
         Officer

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE              TITLE                               DATE

/s/ Juanming Fang      Chief Executive Officer,           November 15,  2011
      		       Director, Principal Financial
                       Officer, Principal Accounting
 		       Officer
Juanming Fang


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