Form 10-Q/A
period 2011-01-31
Emo Capital Corp.
filed 2011-11-15
CIK 1410708

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at November 15, 2011 was 35,000,000 shares.

Explanatory Note: This amendment to Form 10Q for period ended January 31, 2011 has been filed to in response to comments received from the SEC on September 20, 2011.





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
Average
Shares
Outstanding
- Basic and
Diluted

The accompanying notes are an integral part of these financial statements


Emo Capital Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended January 31, 2011

Note 1.    -      NATURE AND CONTINUANCE OF OPERATIONS
The Company (EMO Capital Corp.)is a development stage company, which was incorporated in the State of Nevada, United States of America on August 23, 2006. The
Company intends to commence operations for ana e-commerce website which acts as a medium with which to facilitate communication between Internet users.

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




Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution about Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal accounting officer and principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.As of January 31, 2011, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.


As of January 31, 2011 the end of the three month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures
(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).Based on the foregoing, our president
(our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive officer, principal accounting officers, and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure as of the end of the period covered by this quarterly report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment using that criteria, our management concluded that, as of January 31, 2011, the Company's internal control over financial reporting was effective.

Our internal control over financial reporting as of February 22, 2011, has been audited by Kenne Ruan, CPA, P.C., an independent registered public accounting firm, as stated in their report which is included herein.

Based on this evaluation, management concluded that EMO Capital
Corp. internal control over financial reporting was effective as of January 31, 2011.



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



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 15, 2011.


Novmeber 15, 2011
 /s/  Juanming Fang__________________


 Mr. Juanming Fang, President
 Chief Executive Officer
Principal Executive Officer
Principal Financial Officer