Form 10-K
period 2011-07-31
Emo Capital Corp.
filed 2011-11-15
CIK 1410708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - K

(Mark One) [ x ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Period year ended July 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ___________________

Commission file number: 333-145884

EMO CAPITAL CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

N/A

(IRS Employer Number)

115 HE XIANG ROAD, BAI HE VILLAGE, QING PU, SHANGHAI, CHINA, 200000

(Address of principal executive office)

949-419-6588

(Issuer's telephone number)

N/A

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

Number of shares of each class of Emo Capital's capital stock outstanding as of November 15, 2011 was 35,000,000 shares of common stock

1 EMO CAPITAL CORP. FORM 10-K For the Fiscal Year ended July 31, 2011

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

Emo Capital Corp. was incorporated in the state of Nevada on August 23, 2006. Emo intends to create and develop a new social networking website which will be an online utility that connects youths in the age groups between 12-18 who study, and work together. The website will be targeted to the Chinese speaking market and will initially be advertised to users in China, Taiwan, and Hong Kong. We expect that we will have a working, beta stage software by the end of June 2012. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We plan to raise initial seed financing through the sale of our common shares. The initial seed financing will be put towards designing and writing software, and paying for costs related to registering the Company's common stock for public sale. We anticipate that in order for us to begin commercialization of the website, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

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

Initially, our website may support both English and Chinese languages. The initial market we plan to introduce our software to is the Chinese speaking market. The Company chose the Chinese market due to the president's familiarity with this market and also due to lower labor costs in software development. We plan to complete the beta phase of the user interface by June 2012.

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

Risks associated with Emo Capital Corp.:

1. OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION. We may not be able to achieve our objectives and may have to suspend or cease operations if we do no generate additional financing. Our auditors have issued a going concern opinion as at October 30, 2011. There is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you may lose your investment.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None

ITEM 2: DESCRIPTION OF PROPERTY

The Company's headquarters and executive offices are located at 115 He Xiang Road, Bai He Village, Qing Pu District, Shanghai 200000. Our telephone number is 949-419-6588.

ITEM 3: LEGAL PROCEEDINGS

There are no existing, pending or threatened legal proceedings involving Emo Capital Corp., or against any of our officers or directors as a result of their involvement with the Company. As of July 31, 2011, the Company does not retain a legal counsel.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2011.

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

As of July 31, 2011, there were approximately 31 stockholders of record of the Company's Common Stock.

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

ITEM 6: SELECTED FINANCIAL DATA

	As of	As of
	July 31, 2011	July 31, 2010
Balance Sheet

Total Liabilities	$19,244	$15,485
Stockholders Equity (Deficit)	$(19,244)	$(15,485)

	For the	For the
	Year ended	Year Ended
	July 31, 2011	July 31, 2010
Income Statement
Revenues	$ -	$ -
Total Expenses	$3,800	$3,719
Net Loss	($3,800)	($3,719)

-------------------ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information which management of Emo Capital Corp. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

OVERVIEW

Emo Capital Corp. was incorporated in the state of Nevada on August 23, 2006. Emo intends to create and develop a new social networking website which will be an online utility that connects youths in the age groups between 12-18 who study, and work together. The website will be targeted to the Chinese speaking market and will initially be advertised to users in China, Taiwan, and Hong Kong. We expect that we will have a working, beta stage software by the end of June 2012. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We plan to raise initial seed financing through the sale of our common shares. The initial seed financing will be put towards designing and writing software, and paying for costs related to registering the Company's common stock for public sale. We anticipate that in order for us to begin commercialization of the website, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

RESULTS OF OPERATIONS

REVENUES

There were no revenues generated for the fiscal period ended July 31, 2011 and no revenues have been earned by the Company since its inception.

GENERAL & ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $3,800 for the fiscal year ended July 31, 2011. This is compared to general and administrative expenses totaling $3,719 for the fiscal year ended July 31, 2010. This increase in general and administrative expenses is largely attributed to a increase in fees paid for professional services related to maintaining the Company for publicly reporting status.

We experienced a net loss of $3,800 for the fiscal year ended July 31, 2011 compared to a net loss of $3,719 for the fiscal year ended July 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2011, the Company had cash of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

ITEM 9: CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Financial Statements of the Company have been audited by Kenne Ruan, CPA, P.C. for the fiscal year ended July 31, 2011 and July 31, 2010. There have been no changes in or disagreements with either Kenne Ruan, CPA, P.C. on accounting and financial disclosure matters at any time.

ITEM 9A: CONTROLS AND PROCEDURES

Juanming Fang, our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15,15d-15 as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2011 at the reasonable assurance level.

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

Name	Age	Position Held
Juanming Fang	30	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending July 31, 2011, Form 3 reports were not timely filed by Juanming Fang, the Company's President.

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Juanming Fang	2011	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2010	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

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

Juanming Fang 2,000,000 CEO, CFO, 40% Secretary, Director

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

2011 -$3,800 Kenne Ruan, CPA, P.C

2010 -$2,800 Kenne Ruan, CPA, P.C

2009 -$4,300 Kenne Ruan, CPA, P.C.

2) Audit - Related Fees The aggregate fees billed in each of the last three fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2011 - $0 Kenne Ruan, CPA, P.C.

2010 - $0 Kenne Ruan, CPA, P.C.

2009 - $0 Kenne Ruan, CPA, P.C.

3) Tax Fees The aggregate fees billed in each of the last three fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011 - $0 Kenne Ruan, CPA, P.C.

2010 - $0 Kenne Ruan, CPA, P.C.

2009 - $0 Kenne Ruan, CPA, P.C.

4) All Other Fees The aggregate fees billed in each of the last three fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011 - $0 Kenne Ruan, CPA, P.C.

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

(Registrant)

By: /s/ Juanming Fang

Juanming Fang Chief Executive Officer,Director, Principal Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/Juanming Fang	President, CEO, Secretary, Treasurer and Director	November 15, 2011
Juanming Fang

INDEX TO FINANCIAL STATEMENTS Report of Independent Registered Public Accounting Firm Balance Sheets for the fiscal year ended July 31, 2011 and period ended July 31, 2010 F-2

Statements of Operations for the fiscal year ended July 31, 2011 and period ended July 31, 2010 F-3

Statements of Cash Flows for the fiscal year ended July 31, 2011 and period ended July 31, 2010 F-4

Statements of Shareholder's Equity (Deficit) F-5 Notes to Financial Statements F-6 F-1

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Emo Capital Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Emo Capital Corp.(A development stage company) as of July 31, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows for each of the years then ended and for the period August 23, 2006 (date of inception) to July 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emo Capital Corp. as of July 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended and for the period August 23, 2006 (date of inception) to July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut October 30, 2011

F-2

Emo Capital Corp.
(A Development Stage Company)
Balance Sheets

	July 31, 2011	July 31, 2010

ASSETS
Current Assets
Cash and cash equivalents	$ -	$ 41
TOTAL CURRENT ASSETS	-	41

TOTAL ASSETS	$ -	$ 41

	LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 6,402	$ 2,602
Shareholder loan	12,841	12,882
TOTAL CURRENT LIABILITIES	19,244	15,485

Stockholders' Equity (Deficit)
Common stock
Authorized: $0.001 par value, 75,000,000 shares authorized
Issued and Outstanding:
5,000,000 common shares as of July 31, 2011 and July 31, 2010	5,000	5,000
Additional paid in capital	27,000	27,000
Deficit accumulated during the development stage	(51,244)	(47,444)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(19,244)	(15,444)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 0	$ 41

The accompanying notes are an integral part of these financial statements

F-3

Emo Capital Corp.
(A Development Stage Company)
Statements of Operations

	For the three months ended		For the Year Ended		From August 23, 2006
	July 31,	'July 31	'July 31	'July 31	(Inception) to
	2011	2010	2011	2010	July 31, 2011

General and Administrative Expenses
Professional Fees	$ 600	$ -	$ 3,800	$ 3,700	$ 50,089
Management Fees	-	-	-	-	350
Filing Fee	-	-	-	-	398
Bank charges and interest	-	-	-	19	407
	600	-	3,800	3,719	51,244

Net loss	$ (600)	$ -	$ (3,800)	$ (3,719)	$ (51,244)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares
outstanding - basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

F-4

Emo Capital Corp.
(A Development Stage Company)
Statement of Cash Flows

	For the Year ended		From August 23, 2006
	July 31,	July 31,	(Inception) to
	2011	2010	July 31, 2011
Cash Flows from Operating Activities
Net loss	$ (3,800)	$ (3,719)	$ (51,244)
Changes in:
Accounts payable and accrued liabilities	3,800	2,100	6,402
Net cash provided by (used in) operating activities	-	(1,619)	(44,841)

Financing Activities
Shareholder loan	(41)	1,600	12,841
Share Capital Subscribed	-	-	32,000
Net cash provided by financing activities	(41)	1,600	44,841

Net increase (decrease) change in cash	(41)	(19)	0

Cash and cash equivalents balance, beginning of period	41	60	-

Cash and cash equivalents balance, end of period	$ -	$ 41	$ 0

The accompanying notes are an integral part of these financial statements

Emo Ventures Corp.
(A Development Stage Company)
From August 23, 2006 (Inception Date) to July 31, 2011
Statement of Stockholders' Equity
(Expressed in U.S. Dollars)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Common Stock issued for cash

-at $0.001 per share, July 15, 2007	2,000,000	2,000	-		2,000

Net Loss, for the period from
August 23, 2006 to July 31, 2007				(1,900)	(1,900)

Balance, as at July 31, 2007	2,000,000	$2,000	$-	$(1,900)	$100

Common Stock issued for cash

-at $0.001 per share, May 20, 2008	3,000,000	3,000	27,000		3,000

Comprehensive income (loss)
- Net Loss for the period ended July 31, 2008				(28,049)	(28,049)

Balance, as at July 31, 2008	5,000,000	$5,000	$27,000	$(29,949)	$2,051

Comprehensive income (loss)
- Net Loss for the period ended July 31, 2009				(13,776)	(13,776)

Balance, as at July 31, 2009	5,000,000	5,000	27,000	(43,725)	(11,725)

Comprehensive income (loss)
- Net Loss for the period ended July 31, 2010				(3,719)	(3,719)
					-
Balance, as at July 31, 2010	5,000,000	5,000	27,000	(47,444)	(15,444)

Comprehensive income (loss)
- Net Loss for the period ended July 31, 2011				(3,800)	(3,800)

Balance, as at July 31, 2011	5,000,000	5,000	27,000	(51,244)	(19,244)

The accompanying notes are an integral part of the financial statements

There have been no changes to the internal control over the financial reporting that occurred during our last fiscal year that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

F-5

Emo Capital Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Year Ended July 31, 2011

Note 1.    -      NATURE AND CONTINUANCE OF OPERATIONS

The Company is a development stage company, which was incorporated in the State of Nevada, United States of America on August 23, 2006. The Company intends to commence operations a e-commerce website which acts as medium with which to facilitate communication between Internet users.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $51,244 since inception and has not yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholder. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at July 31, 2011, there were no cash equivalents.

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

Income Taxes

The Company uses the assets and liability method of accounting for income taxes in accordance with FASB Topic 740 “Income Taxes".  Under this method, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260 , "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average     number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at July 31, 2011, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended July 31, 2011.

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

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended July 31, 2011.

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