Form 10-Q/A
period 2011-04-30
Emo Capital Corp.
filed 2011-11-16
CIK 1410708

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at November 15 ,2011 is 5,000,000.

Explanatory Note: This amendment to Form 10-Q period ended April
30, 2011 is filed in response to comments received from the SEC on September 20, 2011.



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