Form 10-Q
period 2012-01-31
Emo Capital Corp.
filed 2012-03-20
CIK 1410708

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No. 333-145884

Emo Capital Corp.

---------------------------------------------

(Name of small business issuer in its charter)

Nevada

N/A

(State of Incorporation)

(I.R.S. Employer Identification No.)

350 E. 82nd Street, 16D, New York, NY 10028, USA

-----------------------------------------------------------------------

(Address of principal executive offices)

(888) 370-4487

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at March 19, 2012 is 5,000,000.

Part I - FINANCIAL INFORMATION

Emo Capital Corp.
(A Development Stage Company)
Balance Sheets

	January 31, 2012	July 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -

	LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 9,672	$ 6,402
Shareholder loan	12,841	12,841
TOTAL CURRENT LIABILITIES	22,514	19,244

Stockholders' Equity (Deficit)
Common stock
Authorized: $0.001 par value, 75,000,000 shares authorized
Issued and Outstanding:
5,000,000 common shares as of October 31, 2009 and July 31, 2009	5,000	5,000
Additional paid in capital	27,000	27,000
Deficit accumulated during the development stage	(54,514)	(51,244)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(22,514)	(19,244)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 0	$ (0)

The accompanying notes are an integral part of these financial statements

Emo Capital Corp.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the Six Months Ended		From August 23, 2006
	January 31,	January 31,	(Inception) to
	2012	2011	January 31, 2012
Cash Flows from Operating Activities
Net loss	$ (3,270)	$ (2,000)	$ (54,514)
Changes in:
Prepaid Expenses	-	-	-
Accounts payable and accrued liabilities	3,270	2,000	9,672
Net cash provided by (used in) operating activities	-	-	(44,841)

Financing Activities
Shareholder loan	-	-	12,841
Share Capital Subscribed	-	-	32,000
Net cash provided by financing activities	-	-	44,841

Net increase (decrease) change in cash	-	-	0

Cash and cash equivalents balance, beginning of period	-	41	-

Cash and cash equivalents balance, end of period	$ -	$ 41	$ 0

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

Emo Capital Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended,		From August 23, 2006
	January 31,	'January 31	January 31,	January 31,	(Inception) to
	2012	2011	2012	2011	January 31, 2012

General and Administrative Expenses
Professional Fees	$1,270	$2,000	$3,270	$27,772	$53,359
Management Fees	-	-	-	-	350
Filing Fee	-	-		-	398
Bank charges and interest	-	-		277	407
	1,270	2,000	3,270	28,049	54,514

Net loss	$(1,270)	$(2,000)	$(3,270)	$(28,049)	$(54,514)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares
outstanding - basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

Emo Capital Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended January 31, 2012

Note 1.    -      NATURE AND CONTINUANCE OF OPERATIONS

The Company is a development stage company, which was incorporated in the State of Nevada, United States of America on August 23, 2006. The Company intends to commence operations a e-commerce website which acts as medium with which to facilitate communication between Internet users.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $54,514 since inception and has not yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholder. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at January 31, 2012, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260 , "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average     number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at January 31, 2012, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended January 31, 2012.

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

The Company has no elements of "other comprehensive income" during the period ended January 31, 2012.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended January 31, 2012.

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

Results of Operations

The Company experienced general and administration expenses of $3,270 and $28,049 for the six month period ended January 31, 2012 and 2012 respective.

For the six month period ended January 31, 2012, the company experienced a net loss of $3,270, and has experienced a total deficit of $54,514 since inception.

Liquidity and Capital Resources

During the six month period ended January 31, 2012, the Company satisfied its working capital needs by using loans from the Company's officer. As of January 31, 2012 the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

There have been no changes in our internal controls over financial reporting that occurred during the period ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized March 19, 2012

March 19, 2012

/s/ Juanming Fang__________________

Mr. Juanming Fang,

Chief Executive Officer, Director, Principal Financial Officer, Principal Accounting Officer