Form 10-K/A
period 2010-07-31
Emo Capital Corp.
filed 2012-04-12
CIK 1410708

1. UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10 - K/A5
(Mark One)
[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Period year ended July 31, 2010
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ___________________
                      Commission file number: 333-145884
                              EMO CAPITAL CORP.
                ----------------------------------------------
      (Exact name of small business issuer as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes x No o

The aggregate market value of Emo Capital's Common Stock owned by non-affiliates as of April 11, 2012 was $30,000.

Number of shares of each class of Emo Capital's capital stock outstanding as of April 11, 2012 was: 35,000,000 shares of common stock


Explanatory Note: This amendment to Form 10K/A5 for period ended July 31, 2010 has been filed in response to comments received from the SEC on February 23, 2012.



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

ITEM 9A: CONTROLS AND PROCEDURES



Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial
Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission. Based on this evaluation, the Company's management concluded that its internal control over financial reporting was effective as of July 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.



Changes in Internal Control Over Financial Reporting

There have been no changes in Emo's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.


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

The amount of the loan outstanding as of January 31, 2012 is $12,841.

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

                          12
                      SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of April, 2012

                   EMO CAPITAL CORP.
                     (Registrant)
                 By: /s/ Juanming Fang
                     Juanming Fang
         Chief Executive Officer,Director, Principal
         Financial Officer, and Principal Accounting
         Officer

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE              TITLE                               DATE

/s/ Juanming Fang      Chief Executive Officer,           April 11, 2012
      		       Director, Principal Financial
                       Officer, Principal Accounting
 		       Officer
Juanming Fang


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