Form 10-Q/A
period 2011-01-31
Emo Capital Corp.
filed 2012-04-12
CIK 1410708

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at April 11, 2012 was 35,000,000 shares.

Explanatory Note: This amendment to Form 10Q for period ended January 31, 2011 has been filed to in response to comments received from the SEC on February 23, 2012.





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

Item 4. Controls and Procedures



Disclosure Controls and Procedures.
The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.

Internal Control Over Financial Reporting.
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.








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



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized April 11, 2012.

April 11, 2012
 /s/  Juanming Fang__________________


 Mr. Juanming Fang, President
 Chief Executive Officer
Principal Executive Officer
Principal Financial Officer