Form 10-Q/A
period 2011-04-30
Emo Capital Corp.
filed 2012-04-12
CIK 1410708

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at April 11, 2012 is 5,000,000.

Explanatory Note: This amendment to Form 10-Q period ended April
30, 2011 is filed in response to comments received from the SEC on FEbruary 23, 2012.



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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized April 11, 2012

April 11, 2012


/s/  Juanming Fang__________________




Mr. Juanming Fang,
Chief Executive Officer
Director
Principal Financial Officer
Principal Accounting Officer