Form 10-K/A
period 2011-07-31
Emo Capital Corp.
filed 2012-04-12
CIK 1410708

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

Number of shares of each class of Emo Capital's capital stock outstanding as of April 11, 2012 was 35,000,000 shares of common stock

Explanatory Note: This amendment on Form 10-Q for the period ended July 31, 2011 has been filed in response to comments received from the SEC on February 23, 2012.

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

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of July 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Emo’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

10.2 Material Terms of Loan

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

2011 - $0 Kenne Ruan, CPA, P.C.

2010 - $0 Kenne Ruan, CPA, P.C.

2009 - $0 Kenne Ruan, CPA, P.C.

12 SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of April, 2012.

EMO CAPITAL CORP.

(Registrant)

By: /s/ Juanming Fang

Juanming Fang Chief Executive Officer,Director, Principal Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/Juanming Fang	President, CEO, Secretary, Treasurer,Director, Principal Financial Officer and Principal Accounting Officer	April 11, 2012
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

A series of shareholder loans were made between August 23, 2006 to October 31, 2011 totalling $12,882. A balance of $12,841 is still outstanding as of April 11, 2012, without interest and fixed term of repayment.