Form 10-Q
period 2012-04-30
Emo Capital Corp.
filed 2012-06-14
CIK 1410708

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No. 333-145884

Emo Capital Corp.

---------------------------------------------

(Name of small business issuer in its charter)

Nevada

N/A

(State of Incorporation)

(I.R.S. Employer Identification No.)

50 Main Street, 1000, White Plains, NY 10601, USA

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act) Yes o No X

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at June 14, 2012 is 35,000,000.

Part I - FINANCIAL INFORMATION

Emo Capital Corp. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	April 30, 2012	July 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 1,154	$ -
TOTAL CURRENT ASSETS	-	-
TOTAL ASSETS	$ 1,154	$ -

	LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 12,205	$ 6,402
Shareholder loan	12,841	12,841
TOTAL CURRENT LIABILITIES	25,046	19,244

Stockholders' Equity (Deficit)
Common stock
Authorized: $0.001 par value, 75,000,000 shares authorized
Issued and Outstanding:
35,000,000 common shares as of April 30, 2012 and July 31, 2011	35,000	35,000
Additional paid in capital	(3,000)	(3,000)
Deficit accumulated during the development stage	(55,892)	(51,244)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(23,892)	(19,244)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,154	$ (0)

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp. and subsidiaries
(A Development Stage Company)
Consolidated Statement of Cash Flow
(Unaudited)

	For the Nine Months Ended		From August 23, 2006
	April 30,	April 30,	(Inception) to
	2012	2011	April 30, 2012
Cash Flows from Operating Activities
Net loss	$ (4,648)	$ (3,200)	$ (55,892)
Changes in:
Prepaid Expenses	-	-	-
Accounts payable and accrued liabilities	5,803	3,200	12,206
Net cash provided by (used in) operating activities	1,155	-	(43,686)

Financing Activities
Shareholder loan	-	(41)	12,841
Share Capital Subscribed	-	-	32,000
Net cash provided by financing activities	-	(41)	44,841

Net increase (decrease) change in cash	1,155	(41)	1,155

Cash and cash equivalents balance, beginning of period	-	41	-

Cash and cash equivalents balance, end of period	$1,155	$ -	$ 1,155

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended,		From August 23, 2006
	April 30,	April 30,	April 30,	April 30,	(Inception) to
	2012	2011	2012	2011	April 30, 2012

General and Administrative Expenses
Professional Fees	$ 1,100	$ 600	$ 4,370	$ 3,200	$ 54,459
Management Fees	-	-	-	-	350
Administration	278	-	278	-	676
Bank charges and interest	-	-	-	-	407
	1,378	600	4,648	3,200	55,892

Net loss	$ (1,378)	$ (600)	$ (4,648)	$ (3,200)	$ (55,892)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares
outstanding - basic and diluted	35,000,000	35,000,000	35,000,000	35,000,000

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp. and Subsidiaries

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended April 30, 2012

Note 1.    -      NATURE AND CONTINUANCE OF OPERATIONS

The Company is a development stage company, which was incorporated in the State of Nevada, United States of America on August 23, 2006. The Company intends to commence operations in health and beauty care thru utilization of the web.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $55,892 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholder. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at April 30, 2012, there were no cash equivalents.

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

Income Taxes

The Company uses the assets and liability method of accounting for income taxes in accordance with FASB Topic 740 “Income Taxes".  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260 , "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at April 30, 2012, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended April 30, 2012.

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

The Company has no elements of "other comprehensive income" during the period ended April 30, 2012.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended April 30, 2012.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3.    -      CAPITAL STOCK

On July 15, 2007, the Company issued 14,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $2,000.

In May 2008, the Company issued 21,000,000 common shares at $0.01 per share to subscribers for total proceeds of $30,000.

On February 25, 2010, the Company amended its Articles of incorporation and authorized 125,000,000 shares of common stock, at $.001 par value of which 35,000,000 were issued and outstanding as of April 30, 2012.

On April 30, 2010, the Stockholder's of the Company authorized the Forward Stock Split of our issued and outstanding Common Stock on a seven for one (7:1) basis. The Forward Stock Split became effective on April 30, 2010. As a result of the Forward Stock Split, the Company increased its issued and outstanding shares of the Common Stock to 35,000,000 from 5,000,000.

Note 4.    -      RELATED PARTY TRANSACTIONS

A series of shareholder loans were made from August 23, 2006 to October 31, 2011 totaling $12,882. A balance of $12,841 is still outstanding as of April 30, 2012, without interest and fixed term of repayment.

Note 5. - SUBSIDIARIES

On December 22, 2011 the Company incorporated Nu Vitality Labs Inc., in the State of Nevada as a wholly owned subsidiary of Emo Capital Corp. Nu Vitality Labs Inc., has authorized common shares of 1500 shares par value .01 and all authorized shares have been issued to EMO Capital Corp. Emo Capital Corp. paid $150 for the shares of Nu Vitality Labs Inc. The attached financial statements were prepared using the consolidation method to account for the 100% wholly owned subsidiary, Nu Vitality Labs Inc., and Emo Capital Corp. for the period ended April 30, 2012.

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

Overview

Emo Capital Corp. was incorporated in the state of Nevada on August 23, 2006. Emo has recently changed it’s business focus to the health and beauty care thru utilization of the web. Emo has incorporated a 100% wholly owned subsidiary called Nu Vitality Labs to accomplish this.

Nu Vitality Labs (NUVI) is a premier health and beauty company that will provide an all-inclusive web Portal for its clients where customers will be able to receive Diet/Health & Fitness Coaching, communicate and interact with other “like minded” individuals via the Nu Vitality Labs Health & Fitness social network, and have the opportunity to purchase health and beauty supplements through the Exclusive Nu Vitality Labs Beauty Store.

Clients who wish to benefit from our coaching service will have the opportunity to ask our diet specialists anything health and fitness related. Our specialists are trained in the categories of Diet, Exercise, Supplements and Nutritional Plans and are available 6AM PST- 5PM PST (M-F) via Live Help and email.

The Nu Vitality Labs social network will be the first Health, Beauty and Fitness social network available on the internet that is supported by full time diet experts. Clients that wish to benefit from this innovative aspect of our business will have the comfortable environment of a social network, filled with like-minded individuals to discuss anything Health & Beauty/Fitness related. The Nu Vitality Labs community promotes our users to share what has worked for them, and allows all of our users to use and add anything from diets, stretches, exercise plans, recipes and supplements to the community with the ultimate goal that our user interaction base, combined with our full time diet experts, will push our members to achieve their weight-loss and fitness goals.

By becoming a member of the Nu Vitality Labs program, clients are also issued exclusive access to our members only Nu Vitality Labs Store where members will have the ability to purchase as many supplements/vitamins as they wish. The NUVI store has everything a health enthusiast would need. From all natural vitamins, to supplements, to skin creams, to fish oils, the NUVI store was made to cater to clients seeking an all-inclusive community to support all of their Health and Beauty needs.

Target Market

NUVI’s target market is the individual consumer located in USA, Canada, UK, and Australia. NUVI’s focus in this broad target market is to acquire clients who wish to help themselves avoid or achieve getting out of the obesity pandemic in the Western/English speaking countries. NUVI will be looking to acquire both Female and Male clients, however, all customers must be over the age of 18 to become a member and benefit from NUVI services.

With obesity rates reaching an all-time high in our target market, as high as 30% of the population within the USA alone, NUVI is confident that it can acquire a large customer base in a growing market sector and can be a major player in the role to combat obesity and promote healthy living within our target market.

Marketing Plan

NUVI plans to promote its products and services to a vast and growing number of internet users in the countries listed above. NUVI has an expert team in the internet marketing field and will promote all services through various internet marketing channels.

The first and most important channel that NUVI will utilize in order to achieve maximum market saturation will be the use of Display Advertising (or banner ads) to reach a very large number of targeted internet users. This method includes purchasing advertising space on health and beauty, as well as fitness related websites. The fact that users are searching, reading, and interacting with websites of health and fitness related material makes those viewers prime candidates to be interested in the NUVI program since NUVI provides many of the services, and information that millions of these visitors search each day.

The second channel that will be utilized heavily will be the use of search marketing on websites such as Google. NUVI will purchase paid advertisements on industry related keywords to have our website show up as a sponsored ad. When a web-surfer goes to google.com and types in a keyword, Diet Coaching for example, that user will view an advertisement from NUVI promoting our diet coaching program.

Our third internet marketing channel will be the use of email marketing and services from affiliate marketers. NUVI will allow third party internet marketing companies to promote the services of NUVI to a very targeted email list compiled from various affiliate marketers and will email the targeted list promoting many of NUVI’s services. The affiliates will often have vast lists of very targeted email lists from people signing up to newsletters for specific health, fitness, and beauty related topics. The affiliates will then e-mail the list directing them to our website where our goods and services are advertised. If anyone from the affiliate marketers email list purchases, that affiliate marketer is rewarded with a commission in return for the sale. All emails being sent out are CAN-SPAM compliant. The use of affiliate marketing allows NUVI to exponentially grow its internet presence by allowing third party internet marketing companies to promote NUVI’s products and services, and allows NUVI to utilize affiliate marketers online presence and reputation to promote the services of NUVI to the target consumer.

We currently have not advanced beyond the business plan state from our inception until the date of this filing.

Results of Operations

The Company experienced general and administration expenses of $4,648 and $3,200 for the nine month period ended April 30, 2012 and 2011 respective. The increase in general and administration expenses for this period are attributed to an increase in professional fees.

For the nine month period ended April 30, 2012, the company experienced a net loss of $4,648, and has experienced a total deficit of $55,892 since inception.

Liquidity and Capital Resources

During the nine month period ended April 30, 2012, the Company satisfied its working capital needs by using loans from the Company's officer. As of April 30, 2012 the Company has cash on hand in the amount of $1,155. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

We have only one officer who is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

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

Because our articles of incorporation authorize the issuance of 125,000,000 shares of common stock, an investor faces the risk of having their percentage ownership diluted in the future.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 14, 2012

June 14, 2012

/s/ Juanming Fang__________________

Mr. Juanming Fang,

Chief Executive Officer Director Principal Financial Officer Principal Accounting Officer

/s/ Neil Kleinman__________________

Mr. Neil Kleinman,

Director