Form 10-Q/A
period 2012-04-30
Emo Capital Corp.
filed 2012-06-25
CIK 1410708

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at June 22, 2012 is 35,000,000.

 Explanatory Note: This amendment to Form 10Q period ended April 30, 2012 is filed to correct the number of shares authorized in the Balance Sheet.

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
Authorized: $0.001 par value, 125,000,000 shares authorized
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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 22, 2012

June 22, 2012

/s/ Juanming Fang__________________

Mr. Juanming Fang,

Chief Executive Officer Director Principal Financial Officer Principal Accounting Officer

/s/ Neil Kleinman__________________

Mr. Neil Kleinman,

Director