Form 10-Q/A
period 2012-01-31
Emo Capital Corp.
filed 2012-07-18
CIK 1410708

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

 Explanatory Note:  This amendment to Form 10-Q is filed in response to comments received from the SEC on June 27, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized July 18, 2012

July 18, 2012

/s/ Juanming Fang__________________

Mr. Juanming Fang,

Chief Executive Officer, Director, Principal Financial Officer, Principal Accounting Officer