Form 10-K
period 2012-07-31
Emo Capital Corp.
filed 2012-11-13
CIK 1410708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - K

(Mark One) [ x ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Period year ended July 31, 2012

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

Number of shares of each class of Emo Capital's capital stock outstanding as of November 13, 2012 was 35,500,000 shares of common stock

1 EMO CAPITAL CORP. FORM 10-K For the Fiscal Year ended July 31, 2012

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

Emo Capital Corp. was incorporated in the state of Nevada on August 23, 2006. Emo has recently changed its business focus to the health and beauty care thru utilization of the web. Emo has incorporated a 100% wholly owned subsidiary called Nu Vitality Labs to accomplish this.

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

OFFICES

The Company's headquarters and executive offices are located at 115 HE XIANG ROAD, BAI HE VILLAGE, QING PU, SHANGHAI, CHINA, 200000. Our telephone number is (949)-419-6588.

EMPLOYEES

We currently do not have any employees.

SUBSIDIARIES

On December 22, 2011 the Company incorporated Nu Vitality Labs Inc., in the State of Nevada as a wholly owned subsidiary of Emo Capital Corp. Nu Vitality Labs Inc., has authorized common shares of 1,500 common shares par value .01 and all authorized shares have been issued to EMO Capital Corp. Emo Capital Corp. paid $150 for the shares of Nu Vitality Labs Inc. The attached financial statements were prepared using the consolidation method to account for the 100% wholly owned subsidiary, Nu Vitality Labs Inc., and Emo Capital Corp. for the year ended July 31, 2012.

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

Risks associated with Emo Capital Corp.:

1. OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION. We may not be able to achieve our objectives and may have to suspend or cease operations if we do no generate additional financing. Our auditors have issued a going concern opinion as at October 30, 2011 and have continued to do so in each subsequent filing to the year-ended July 31, 2012. There is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you may lose your investment.

2. BECAUSE SUBSTANTIALLY ALL OF OUR ASSETS AND OUR OFFICER AND DIRECTOR IS LOCATED OUTSIDE THE UNITED STATES OF AMERICA, IT MAY BE DIFFICULT FOR AN INVESTOR TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST US OR OUR OFFICER AND DIRECTOR. Substantially all of our assets are located outside of the United States and we do not currently maintain a permanent place of business within the United States. In addition, one our director and officer is a national and/or resident of a country other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of China and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our director and officer predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China or other jurisdictions against us or our director and officer predicated upon the securities laws of the United States or any state thereof.

3. BECAUSE WE HAVE ONLY ONE OFFICER AND TWO DIRECTORS WHO ARE RESPONSIBLE FOR OUR MANAGERIAL AND ORGANIZATIONAL STRUCTURE, IN THE FUTURE, THERE MAY NOT BE EFFECTIVE DISCLOSURE AND ACCOUNTING CONTROLS TO COMPLY WITH APPLICABLE LAWS AND REGULATIONS WHICH COULD RESULT IN FINES, PENALTIES AND ASSESSMENTS AGAINST US. We have only one officer and two directors. They are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

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

6. BECAUSE SUBSTANTIALLY ALL OF OUR ASSETS AND OUR SOLE OFFICER AND ONE DIRECTOR IS LOCATED OUTSIDE THE UNITED STATES OF AMERICA, IT MAY BE DIFFICULT FOR AN INVESTOR TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST US OR OUR OFFICER AND DIRECTOR. ALL OF OUR ASSETS ARE LOCATED OUTSIDE OF THE UNITED STATES. In addition, one director and officer is a national and/or resident of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of China or other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our director and officer predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China or other jurisdictions against us, our sole officer and director predicated upon the securities laws of the United States or any state thereof.

7. IF WE ARE NOT ABLE TO EFFECTIVELY RESPOND TO COMPETITION, OUR BUSINESS MAY FAIL. THERE ARE MANY SMALL SOFTWARE DEVELOPERS THAT SELL SOFTWARE PRODUCTS WHICH ARE SIMILAR TO OUR PROPOSED BUSINESS VENTURE. Most of these competitors have established businesses with an established customer base. We plan to compete against these groups by offering a much higher quality product than our competitors products with a more customizable product. However, we cannot assure you that such a strategy will be successful, or that competitors will not copy our business strategy. Our inability to achieve sales and revenues due to competition may have an adverse effect on our business operations and financial condition.

8. WE NEED TO RAISE ADDITIONAL INVESTMENT CAPITAL IN THE FUTURE IN ORDER TO COMMENCE OUR BUSINESS OPERATIONS. IF WE ARE UNABLE TO RAISE THE REQUIRED INVESTMENT CAPITAL, YOU MAY LOSE ALL OF YOUR INVESTMENT. In the current economic environment; it is extremely difficult for companies without profits or revenues, such as us, to raise capital. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our director to meet our initial capital requirement needs. If we are unable to raise the required financing, we will be unable to proceed with our business plan and you may lose your entire investment.

We will seek to obtain additional working capital through the sale of our securities.  However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital.  Consequently, there can be no assurance that we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially, reasonable terms.

9. BECAUSE OUR ARTICLES OF INCORPORATION AUTHORIZE THE ISSUANCE OF 125,000,000 SHARES OF COMMON STOCK, AN INVESTOR FACES THE RISK OF HAVING THEIR PERCENTAGE OWNERSHIP DILUTED IN THE FUTURE. WE ANTICIPATE THAT ANY ADDITIONAL FUNDING WILL BE IN THE FORM OF EQUITY FINANCING FROM THE SALE OF OUR COMMON STOCK. In the future, if we do sell more common stock, your investment could be subject to dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. These shares may also be issued without security holder approval and, if issued, may be granted voting powers, rights, and preferences that differ from and may be superior to those of the registered shares.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None

ITEM 2: DESCRIPTION OF PROPERTY

The Company's headquarters and executive offices are located at 50 Main Street, 1000, White Plains, NY 10601, USA and the company’s phone number is (888) 370-4487.

ITEM 3: LEGAL PROCEEDINGS

There are no existing, pending or threatened legal proceedings involving Emo Capital Corp., or against any of our officers or directors as a result of their involvement with the Company. As of July 31, 2012, the Company does not retain a legal counsel.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2012.

PART II ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common stock is presently listed on the OTC Bulletin Board under the symbol "NUVI". Our common stock has been listed on the OTC Bulletin Board since September 2008.

As of July 31, 2012, there were 17 stockholders of record of the Company's Common Stock.

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

ITEM 6: SELECTED FINANCIAL DATA

	As of	As of
	July 31, 2012	July 31, 2011
Consolidated Balance Sheet

Total Liabilities	$28,879	$19,244
Stockholders Equity (Deficit)	$(28,296)	$(19,244)

	For the	For the
	Year ended	Year Ended
	July 31, 2012	July 31, 2011
Consolidated Income Statement
Revenues	$ -	$ -
Total Expenses	$9,052	$3,800
Net Loss	($9,052)	($3,800)

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

RESULTS OF OPERATIONS

REVENUES

There were no revenues generated for the fiscal period ended July 31, 2012 and no revenues have been earned by the Company since its inception.

GENERAL & ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $9,052 for the fiscal year ended July 31, 2012. This is compared to general and administrative expenses totaling $3,800 for the fiscal year ended July 31, 2011. This increase in general and administrative expenses is largely attributed to a increase in fees paid for professional services related to maintaining the Company for publicly reporting status.

We experienced a net loss of $9,052 for the fiscal year ended July 31, 2012 compared to a net loss of $3,800 for the fiscal year ended July 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2012, the Company had cash of $584. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

ITEM 9: CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Financial Statements of the Company have been audited by Kenne Ruan, CPA, P.C. for the fiscal year ended July 31, 2012 and July 31, 2011. There have been no changes in or disagreements with Kenne Ruan, CPA, P.C. on accounting and financial disclosure matters at any time.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of July 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Emo’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Name	Age	Position Held
Juanming Fang	31	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director
Mr. Neil Kleinman	43	Director

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

Neil Kleinman was elected to our Board of Directors on December 21, 2011. Neil Kleinman is the President and CEO for Nu Vitality Labs and is the VP of Corporate Development for Webair. Neil has worked in the financial industry for more than 19 years and provides critical and strategic thinking to management. Prior to Webair, Neil served investment banking roles with Cresta Capital Strategies, New York and Sands Brothers Asset Management, Greenwich, CT. He also served as Executive Vice President and Treasurer of Interfor, Inc. Interfor specializes in investigations for corporations, law firms and financial institutions. From September 2003 to November 2007, Neil held the role of origination and underwriting for Laurus Capital Management.

Neil graduated from the Smeal College of Business, Pennsylvania State University with a Bachelor of Science in Accounting. He currently holds his FINRA Series 7, 63 and 79 licenses.

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending July 31, 2012, Form 3 reports were not timely filed by Juanming Fang, the Company's President.

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Juanming Fang	2012	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2011	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Neil Kleinman	2012	0	0	0	0	0	0	0
Director	2011	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

[1] All compensation received by the officers and directors has been disclosed.

OPTIONS AND GRANTS

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares. The address for each person is our address at 115 HE XIANG ROAD, BAI HE VILLAGE, QING PU, SHANGHAI, CHINA, 200000

Name of Beneficial Direct Amount of Position Percent of Class Owner Beneficial Owner

Juanming Fang 14,000,000 CEO, CFO, 40% Secretary, Director

All officers and 40% directors as a group (1 person)

In accordance with the Sarbanes Oxley Act of 2002, Item 404 (a) (5), (a) (6) , and (d) of Regulation S-K, and Question 146.04 of the Division of Corporation Finance's Compliance and Disclosure Interpretations of Regulation S-K, the following information has been provided regarding shareholder loans totaling $12, 841: Shareholder Loans were made on: April 30, 2011 for $-41, June 2, 2010 for $1,600 June 2, 2009 for $6,199 June 2, 2008 for $5,083. There have been no specific terms of repayment or rate of return arrangements made with these shareholder loans.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

We have no equity compensation plans.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We issued 14,000,000 shares of common stock to Juanming Fang, our president and a member of the board of directors in August 2006, in consideration of $2,000. Also, the Company's sole officer has loaned the company $12,841, without interest and fixed term of repayment. There is no agreement evidence of the loan. Additionally, the loan is unsecured and there are no terms of repayment at this time.

The amount of the loan outstanding as of July 31, 2012 is $12,841.

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

2012 -$3,800 Kenne Ruan, CPA, P.C

2011 -$3,800 Kenne Ruan, CPA, P.C

2010 -$2,800 Kenne Ruan, CPA, P.C.

2) Audit - Related Fees The aggregate fees billed in each of the last three fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2012 - $0 Kenne Ruan, CPA, P.C.

2011 - $0 Kenne Ruan, CPA, P.C.

2010 - $0 Kenne Ruan, CPA, P.C.

3) Tax Fees The aggregate fees billed in each of the last three fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012 - $0 Kenne Ruan, CPA, P.C.

2011 - $0 Kenne Ruan, CPA, P.C.

2010 - $0 Kenne Ruan, CPA, P.C.

4) All Other Fees The aggregate fees billed in each of the last three fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012- $0 Kenne Ruan, CPA, P.C.

2011- $0 Kenne Ruan, CPA, P.C.

2010 - $0 Kenne Ruan, CPA, P.C.

12 SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2012.

EMO CAPITAL CORP.

(Registrant)

By: /s/ Juanming Fang

By: /s/ Neil Kleinman

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

Juanming Fang Chief Executive Officer, Director, Principal Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/Juanming Fang	President, CEO, Secretary, Treasurer,Director, Principal Financial Officer and Principal Accounting Officer	November 13, 2012
Juanming Fang

INDEX TO FINANCIAL STATEMENTS Report of Independent Registered Public Accounting Firm Balance Sheets for the fiscal year ended July 31, 2012 and period ended July 31, 2011 F-2

Consolidated Statements of Operations for the fiscal year ended July 31, 2012 and period ended July 31, 2011 F-3

Consolidated Statements of Cash Flows for the fiscal year ended July 31, 2012 and period ended July 31, 2011 F-4

Consolidated Statements of Shareholder's Equity (Deficit) F-5 Notes to Financial Statements F-6 F-1

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Emo Capital Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Emo Capital Corp.(A development stage company) as of July 31, 2012 and 2011, and the related statements of operations, stockholders' equity and cash flows for each of the years then ended and for the period August 23, 2006 (date of inception) to July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emo Capital Corp. as of July 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended and for the period August 23, 2006 (date of inception) to July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut October 15, 2012

F-2

There have been no changes to the internal control over the financial reporting that occurred during our last fiscal year that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Emo Capital Corp.
(A Development Stage Company)
Consolidated Balance Sheets

	July 31, 2012	July 31, 2011
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 584	$ -
TOTAL CURRENT ASSETS	$ 584	$ -

TOTAL ASSETS	$ 584	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 15,454	$ 6,402
Shareholder loan	13,425	12,841
TOTAL CURRENT LIABILITIES	28,879	19,244

Stockholders' Equity (Deficit)
Common stock
Authorized: $0.001 par value, 125,000,000 shares authorized
Issued and Outstanding:
35,500,000 common shares as of July 31, 2012 and 35,000,000 July 31, 2011	5,000	5,000
Additional paid in capital	27,000	27,000
Stock Subscribed	100,000	-
Subscription receivable	(100,000)	$ -
Deficit accumulated during the development stage	(60,296)	(51,244)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(28,296)	(19,244)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ (584)	$ (0)

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp.
(A Development Stage Company)
Consolidated Statements of Operations

	For the three months ended		For the Year Ended		From August 23, 2006
	July 31,	July 31,	July 31,	July 31,	(Inception) to
	2012	2011	2012	2011	July 31, 2012

General and Administrative Expenses
Professional Fees	$ 3,473	$ -	$ 7,925	$ 3,800	$ 58,014
Management Fees	-	-	-	-	350
Administration	571	-	1,127	-	1,525
Bank charges and interest	-	-	-	-	407
	4,044	-	9,052	3,800	60,296

Net loss	$ (4,044)	$ -	$ (9,052)	$ (3,800)	$ (60,296)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares
outstanding - basic and diluted	35,500,000	35,000,000	35,500,000	35,000,000

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp.
(A Development Stage Company)
Consolidated Statement of Cash Flows

	For the Year ended		From August 23, 2006
	July 31,	July 31,	(Inception) to
	2012	2011	July 31, 2012
Cash Flows from Operating Activities
Net loss	$ (9,052)	$ (3,800)	$ (60,296)
Changes in:
Subscription receivable		-	-
Accounts payable and accrued liabilities	9,636	3,800	16,038
Net cash provided by (used in) operating activities	584	-	(44,258)

Financing Activities
Shareholder loan	-	(41)	12,841
Share Capital Subscribed		-	32,000
Net cash provided by financing activities	0	(41)	44,841

Net increase (decrease) change in cash	584	(41)	584

Cash and cash equivalents balance, beginning of period	-	41	-

Cash and cash equivalents balance, end of period	$ 584	$ -	$ 584

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp.
(A Development Stage Company)
Consolidated Statements of Shareholders Deficit
For the year ended July 31, 2012

	Common Stock		Additional paid	Subscriptions	Accumulated	Total
	Shares	Amount	in capital	Receivable	Deficit	Shareholders' Deficit

Balance August 26, 2007 (Inception)	0	$ -	$ -		0	0

Issuance of common shares for cash, July 15, 2007	14,000,000	2,000	-		0	2,000

Net loss for the period ended July 31, 2007					(1,900)	(1,900)

Balance at July 31, 2007	14,000,000	$2,000	$0		(1,900)	100

Issuance of common shares for cash	21,000,000	3,000	27,000		0	30,000

Net loss for the year ended July 31, 2008	0	-	-		(28,049)	(28,049)

Balance at July 31, 2008	35,000,000	5,000	27,000		(29,949)	2,051

Net loss for the year ended July 31, 2009	0	-	-		(13,776)	(13,776)

Balance at July 31, 2009	35,000,000	5,000	27,000		(43,725)	(11,725)

Net loss for the year ended July 31, 2010	0	-	-		(3,719)	(3,719)

Balance at July 31, 2010	35,000,000	5,000	27,000		(47,444)	(15,444)

Net loss for the year ended July 31, 2011	0	0	0	0	(3,800)	(3,800)

Balance at July 31, 2011	35,000,000	5,000	27,000	-	(51,244)	(19,244)

Issuance of common shares for
subscription receivable	500,000	500	99,500	(100,000)		0

Net loss for the year ended July 31, 2012	0	-	-	-	(9,052)	(9,052)

Balance at July 31, 2012	35,500,000	5,500	126,500	(100,000)	(60,296)	(28,296)

Emo Capital Corp.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended July 31, 2012

Note 1 - NATURE AND CONTINUANCE OF OPERATIONS

The Company is a development stage company, which was incorporated in the State of Nevada, United States of America on August 23, 2006. The Company intends to commence operations in health and beauty care thru utilization of the web.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $71,704 since inception and has not yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholder. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The company's year-end is July 31.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at July 31, 2012, there were no cash equivalents.

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

The Company has no elements of "other comprehensive income" during the period ended July 31, 2012.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended July 31, 2012.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on October 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on October 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The adoption of this ASU did not have a material impact on our financial statements.

45

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning October 1, 2011. The adoption of this ASU did not have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning October 1, 2011. The adoption of this ASU did not have a material impact on our financial statements.

Note 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted the FASB standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

 • Level 1. Observable inputs such as quoted prices in active markets;

• Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

• Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments are cash, accounts receivable, and accounts payable. The recorded values of cash, accounts receivable, and accounts payable approximate their fair values based on their short-term nature.

Note 4 - CAPITAL STOCK

On July 15, 2007, the Company issued 14,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $2,000.

In May 2008, the Company issued 21,000,000 common shares at $0.01 per share to subscribers for total proceeds of $30,000.

On February 25, 2010, the Company amended its Articles of incorporation and authorized 125,000,000 shares of common stock, at $.001 par value of which 35,500,000 were issued and outstanding as of July 31, 2012.

On April 30, 2010, the Stockholder's of the Company authorized the Forward Stock Split of our issued and outstanding Common Stock on a seven for one (7:1) basis. The Forward Stock Split became effective on April 30, 2010. As a result of the Forward Stock Split, the Company increased its issued and outstanding shares of the Common Stock to 35,000,000 from 5,000,000.

In May 2012, the Company issued 500,000 restricted common shares at $0.20 per share to a shareholder for a subscription receivable of $100,000.

Note 5 - RELATED PARTY TRANSACTIONS

A series of shareholder loans were made between August 23, 2006 to July 31, 2012 totalling $13,425. A balance of $13,425 is still outstanding as of July 31, 2012, without interest and fixed term of repayment. The loan is due at demand.

Note 6 - SUBSIDIARIES

On December 22, 2011 the Company incorporated Nu Vitality Labs Inc., in the State of Nevada as a wholly owned subsidiary of Emo Capital Corp. Nu Vitality Labs Inc., has authorized common shares of 1,500 shares par value .01 and all authorized shares have been issued to EMO Capital Corp. Emo Capital Corp. paid $150 for the shares of Nu Vitality Labs Inc. The attached financial statements were prepared using the consolidation method to account for the 100% wholly owned subsidiary, Nu Vitality Labs Inc., and Emo Capital Corp. for the year ended July 31, 2012.