Form 10-Q
period 2012-10-31
Emo Capital Corp.
filed 2012-12-26
CIK 1410708

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

(949) 419-6588

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at December 24, 2012 is 35,000,000.

Part I - FINANCIAL INFORMATION

Emo Capital Corp.
(A Development Stage Company)
Consolidated Balance Sheets

	October 31, 2012	July 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 55	$ 584
TOTAL CURRENT ASSETS	55	584

TOTAL ASSETS	$ 55	$ 584

	LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 23,354	$ 15,455
Shareholder loan	13,425	13,425
TOTAL CURRENT LIABILITIES	36,779	28,880

Total Liabilities	36,779	28,880

Stockholders' Equity (Deficit)
Common stock
Authorized: $0.001 par value, 125,000,000 shares authorized
Issued and Outstanding:
35,000,000 common shares as of October 31, 2012 and July 31, 2012	5,000	5,000
Additional paid in capital	27,000	27,000
Stock Subscribed	100,000	100,000
Subscription receivable	(100,000)	(100,000)
Deficit accumulated during the development stage	(68,724)	(60,296)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(36,724)	(28,296)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 55	$ 584

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		From August 23, 2006
	October 31,	'October 31	(Inception) to
	2012	2011	October 31, 2012

General and Administrative Expenses
Professional Fees	$ 7,900	$ 2,000	$ 65,914
Administration	529		2,054
Management Fees	-	-	350
Bank charges and interest	-	-	407
	8,429	2,000	68,725

Net loss	$ (8,429)	$ (2,000)	$ (68,725)

Basic and diluted net loss per common share	(0.00)	(0.00)

Weighted average common shares
outstanding - basic and diluted	35,000,000	35,000,000

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended		From August 23, 2006
	October 31,	October 31,	(Inception) to
	2012	2011	October 31, 2012
Cash Flows from Operating Activities
Net loss	$ (8,429)	$ (2,000)	$ (68,725)
Changes in:
Prepaid Expenses	-	-	-
Accounts payable and accrued liabilities	7,900	2,000	23,354
Net cash provided by (used in) operating activities	(529)	-	(45,371)

Financing Activities
Shareholder loan	-	-	13,425
Share Capital Subscribed	-	-	32,000
Net cash provided by financing activities	-	-	45,425

Net increase (decrease) change in cash	(529)	-	54

Cash and cash equivalents balance, beginning of period	584	-	-

Cash and cash equivalents balance, end of period	$ 55	-	$ 54

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp. and Subsidiaries

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended October 31, 2012

Note 1.    -      NATURE AND CONTINUANCE OF OPERATIONS

The Company is a development stage company, which was incorporated in the State of Nevada, United States of America on August 23, 2006. The Company intends to commence operations in health and beauty care thru utilization of the web.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $68,725 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholder. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at October 31, 2012, there were no cash equivalents.

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

The Company did not grant any stock options during the period ended October 31, 2012.

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

The Company has no elements of "other comprehensive income" during the period ended October 31, 2012.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended October 31, 2012.

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

In May 2012, the Company subscribed 500,000 restricted common shares at $0.20 per share to a shareholder for a subscription receivable of $100,000.

Note 4.    -      RELATED PARTY TRANSACTIONS

A series of shareholder loans were made from August 23, 2006 to October 31, 2012 totaling $13,425. A balance of $13,425 is still outstanding as of October 31, 2012, without interest and fixed term of repayment. The loan is due at demand.

Note 5. - SUBSIDIARIES

On December 22, 2011 the Company incorporated Nu Vitality Labs Inc., in the State of Nevada as a wholly owned subsidiary of Emo Capital Corp. Nu Vitality Labs Inc., has authorized common shares of 1500 shares par value .01 and all authorized shares have been issued to EMO Capital Corp. Emo Capital Corp. paid $150 for the shares of Nu Vitality Labs Inc. The attached financial statements were prepared using the consolidation method to account for the 100% wholly owned subsidiary, Nu Vitality Labs Inc., and Emo Capital Corp. for the period ended October 31, 2012.

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

Results of Operations

The Company experienced general and administration expenses of $8,429 and $2,000 for the three month period ended October 31, 2012 and 2011 respective. The increase in general and administration expenses for this period are attributed to an increase in professional fees and administration fees.

For the three month period ended October 31, 2012, the company experienced a net loss of $8,429, and has experienced a total deficit of $68,725 since inception.

Liquidity and Capital Resources

During the three month period ended October 31, 2012, the Company satisfied its working capital needs by using loans from the Company's officer. As of October 31, 2012 the Company has cash on hand in the amount of $55. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Our auditors have issued a going concern opinion as at July 31, 2012. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized December 24, 2012

December 24, 2012

/s/ Juanming Fang__________________

Mr. Juanming Fang,

Chief Executive Officer Director Principal Financial Officer Principal Accounting Officer

/s/ Neil Kleinman__________________

Mr. Neil Kleinman,

Director