Form 10-K
period 2013-07-31
Emo Capital Corp.
filed 2013-11-13
CIK 1410708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - K

(Mark One) [ x ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Period year ended July 31, 2013

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

The aggregate market value of Emo Capital's Common Stock owned by non-affiliates as of November 12, 2013 was $30,000.

Number of shares of each class of Emo Capital's capital stock outstanding as of November 12, 2013 was 35,500,000 shares of common stock

1 EMO CAPITAL CORP. FORM 10-K For the Fiscal Year ended July 31, 2013

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

The Company also acquired the brand name of ME4Free during 2013. This brand will promote and market other health related natural products. A website has been designed and posted online to solicit feed back from customers.

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

EMPLOYEES

We currently do not have any employees.

SUBSIDIARIES

On December 22, 2011 the Company incorporated Nu Vitality Labs Inc., in the State of Nevada as a wholly owned subsidiary of Emo Capital Corp. Nu Vitality Labs Inc., has authorized common shares of 1,500 common shares par value .01 and all authorized shares have been issued to EMO Capital Corp. Emo Capital Corp. paid $150 for the shares of Nu Vitality Labs Inc. The attached financial statements were prepared using the consolidation method to account for the 100% wholly owned subsidiary, Nu Vitality Labs Inc., and Emo Capital Corp. for the year ended July 31, 2013.

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

Risks associated with Emo Capital Corp.:

1. OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION. We may not be able to achieve our objectives and may have to suspend or cease operations if we do no generate additional financing. Our auditors have issued a going concern opinion as at October 30, 2012 and have continued to do so in each subsequent filing to the year-ended July 31, 2013. There is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you may lose your investment.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None

ITEM 2: DESCRIPTION OF PROPERTY

The Company's headquarters and executive offices are located at 115 HE XIANG ROAD, BAI HE VILLAGE, QING PU, SHANGHAI, CHINA, 200000 and the company’s phone number is (949) 419-6588.

ITEM 3: LEGAL PROCEEDINGS

There are no existing, pending or threatened legal proceedings involving Emo Capital Corp., or against any of our officers or directors as a result of their involvement with the Company. As of July 31, 2013, the Company does not retain a legal counsel.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2013.

PART II ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common stock is presently listed on the OTC Bulletin Board under the symbol "NUVI". Our common stock has been listed on the OTC Bulletin Board since September 2008.

As of July 31, 2013, there were 17 stockholders of record of the Company's Common Stock.

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

ITEM 6: SELECTED FINANCIAL DATA

	As of	As of
	July 31, 2013	July 31, 2012
Consolidated Balance Sheet

Total Liabilities	$33,850	$28,880
Stockholders Equity (Deficit)	$(33,850)	$(28,880)

	For the	For the
	Year ended	Year Ended
	July 31, 2013	July 31, 2012
Consolidated Income Statement
Revenues	$ -	$ -
Total Expenses	$5,554	$9,052
Net Loss	($5,554)	($9,052)

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

The Company also acquired the brand name of ME4Free during 2013. This brand will promote and market other health related natural products. A website has been designed and posted online to solicit feed back from customers.

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

RESULTS OF OPERATIONS

REVENUES

There were no revenues generated for the fiscal period ended July 31, 2013 and no revenues have been earned by the Company since its inception.

GENERAL & ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $5,554 for the fiscal year ended July 31, 2013. This is compared to general and administrative expenses totaling $9,052 for the fiscal year ended July 31, 2012. This increase in general and administrative expenses is largely attributed to a increase in fees paid for professional services related to maintaining the Company for publicly reporting status.

We experienced a net loss of $5,554 for the fiscal year ended July 31, 2013 compared to a net loss of $9,052 for the fiscal year ended July 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2012, the Company had cash of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

ITEM 9: CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Financial Statements of the Company have been audited by Kenne Ruan, CPA, P.C. for the fiscal year ended July 31, 2013 and July 31, 2012. There have been no changes in or disagreements with Kenne Ruan, CPA, P.C. on accounting and financial disclosure matters at any time.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of July 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Emo’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Name	Age	Position Held
Juanming Fang	32	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending July 31, 2013, Form 3 reports were not timely filed by Juanming Fang, the Company's President.

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Juanming Fang	2013	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2012	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Neil Kleinman	2012	0	0	0	0	0	0	0
Director	2011	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

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

The amount of the loan outstanding as of July 31, 20123 is $13,425

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

2013 -$3,800 Kenne Ruan, CPA, P.C

2012 -$3,800 Kenne Ruan, CPA, P.C

2011 -$3,800 Kenne Ruan, CPA, P.C

2) Audit - Related Fees The aggregate fees billed in each of the last three fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2013 - $0 Kenne Ruan, CPA, P.C.

2012 - $0 Kenne Ruan, CPA, P.C.

2011 - $0 Kenne Ruan, CPA, P.C.

3) Tax Fees The aggregate fees billed in each of the last three fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013 - $0 Kenne Ruan, CPA, P.C.

2012 - $0 Kenne Ruan, CPA, P.C.

2011 - $0 Kenne Ruan, CPA, P.C.

4) All Other Fees The aggregate fees billed in each of the last three fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013 - $0 Kenne Ruan, CPA, P.C.

2012- $0 Kenne Ruan, CPA, P.C.

2011- $0 Kenne Ruan, CPA, P.C.

12 SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this __th day of November, 2013.

EMO CAPITAL CORP.

(Registrant)

By: /s/ Juanming Fang

Juanming Fang Chief Executive Officer, Director, Principal Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/Juanming Fang	President, CEO, Secretary, Treasurer,Director, Principal Financial Officer and Principal Accounting Officer	November 12, 2013
Juanming Fang

INDEX TO FINANCIAL STATEMENTS Report of Independent Registered Public Accounting Firm Balance Sheets for the fiscal year ended July 31, 2013 and period ended July 31, 2012 F-2

Consolidated Statements of Operations for the fiscal year ended July 31, 2013 and period ended July 31, 2012 F-3

Consolidated Statements of Cash Flows for the fiscal year ended July 31, 2013 and period ended July 31, 2012 F-4

Consolidated Statements of Shareholder's Equity (Deficit) F-5 Notes to Financial Statements F-6

Report of Independent Registered Public Accounting Firm F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Emo Capital Corp.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Emo Capital Corp.(A development stage company) as of July 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended and for the period August 23, 2006 (date of inception) to July 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emo Capital Corp. as of July 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended and for the period August 23, 2006 (date of inception) to July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut November 8, 2013

There have been no changes to the internal control over the financial reporting that occurred during our last fiscal year that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Emo Capital Corp.
(A Development Stage Company)
Consolidated Balance Sheets

	July 31, 2013	July 31, 2012
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ 584
TOTAL CURRENT ASSETS	-	584

TOTAL ASSETS	$ -	$ 584

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 20,425	$ 15,455
Shareholder loan	13,425	13,425
TOTAL CURRENT LIABILITIES	33,850	28,880

Stockholders' Equity (Deficit)
Common stock
Authorized: $0.001 par value, 125,000,000 shares authorized
Issued and Outstanding:
35,500,000 common shares as of July 31, 2013 and 35,000,000 July 31, 2012	5,000	5,000
Additional paid in capital	27,000	27,000
Stock Subscribed	100,000	100,000
Subscription receivable	(100,000)	(100,000)
Deficit accumulated during the development stage	(65,850)	(60,296)
TOTAL STOCKHOLDERS' DEFICIT	(33,850)	(28,296)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ 584

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months Ended		For the Year Ended		From August 23, 2006
	July 31,	July 31,	July 31,	July 31,	(Inception) to
	2013	2013	2013	2012	July 31, 2013

General and Administrative Expenses
Professional Fees		3473	$ 4,350	$ 7,925	$ 62,364
Filing Fees			-	-	350
Administration	584	571	704	1,127	2,229
Advertising Fee	500		500		500
Bank charges and interest			-	-	407
	1084	4044	5,554	9,052	65,850

Net loss	$ (1,084)	$ (4,044)	$ (5,554)	$ (9,052)	$ 65,850

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares
outstanding - basic and diluted	35,500,000	35,500,000	35,500,000	35,000,000

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp.
(A Development Stage Company)
Consolidated Statement of Cash Flows

	For the Year ended		From August 23, 2006
	July 31,	July 31,	(Inception) to
	2013	2012	July 31, 2013
Cash Flows from Operating Activities
Net loss	$ (5,554)	$ (9,052)	$ (65,850)

Changes in:
Subscription receivable			-
Cash and cash equivalents
Accounts payable and accrued liabilities	4,970	9,636	20,425
Net cash provided by (used in) operating activities	(584)	584	(45,425)

Financing Activities
Shareholder loan	-		13,425
Share Capital Subscribed			32,000
Net cash provided by financing activities	-	-	45,425

Net increase (decrease) change in cash	(584)	584	(0)

Cash and cash equivalents balance, beginning of period	584	-

Cash and cash equivalents balance, end of period	$ (0)	$ 584	$ (0)

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp.
(A Development Stage Company)
Consolidated Statements of ShareholdersDeficit
For the year ended July 31, 2012

	Common Stock		Additional paid	Subscriptions	Accumulated	Total
	Shares	Amount	in capital	Receivable	Deficit	Shareholders' Deficit

Balance August 26, 2007 (Inception)	0	$ -	$ -		0	0

Issuance of common shares for cash, July 15, 2007	14,000,000	2,000	-		0	2,000

Net loss for the period ended July 31, 2007					(1,900)	(1,900)

Balance at July 31, 2007	14,000,000	$2,000	$0		(1,900)	100

Issuance of common shares for cash	21,000,000	3,000	27,000		0	30,000

Net loss for the year ended July 31, 2008	0	-	-		(28,049)	(28,049)

Balance at July 31, 2008	35,000,000	5,000	27,000		(29,949)	2,051

Net loss for the year ended July 31, 2009	0	-	-		(13,776)	(13,776)

Balance at July 31, 2009	35,000,000	5,000	27,000		(43,725)	(11,725)

Net loss for the year ended July 31, 2010	0	-	-		(3,719)	(3,719)

Balance at July 31, 2010	35,000,000	5,000	27,000		(47,444)	(15,444)

Net loss for the year ended July 31, 2011	0	0	0	0	(3,800)	(3,800)

Balance at July 31, 2011	35,000,000	5,000	27,000	-	(51,244)	(19,244)

Issuance of common shares for
subscription receivable	500,000	500	99,500	(100,000)		0

Net loss for the year ended July 31, 2012	0	-	-	-	(9,052)	(9,052)

Balance at July 31, 2012	35,500,000	5,500	126,500	(100,000)	(60,296)	(28,296)

Net loss for the year ended July 31, 2013	0	-	-	-	(5,554)	(5,554)

Balance at July 31, 2013	35,500,000	5,500	126,500	(100,000)	(65,850)	(33,850)

F-2

Emo Capital Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Year Ended July 31, 2012

Note 1 - NATURE AND CONTINUANCE OF OPERATIONS

The Company is a development stage company, which was incorporated in the State of Nevada, United States of America on August 23, 2006. The Company intends to commence operations in health and beauty care thru utilization of the web.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $65,850 since inception and has not yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholder. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Basic Presentation

The consolidated financial statements include accounts of the Company and its whole-owned subsidiary. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

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

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260 , "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at July 31, 2013, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended July 31, 2013.

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

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended July 31, 2013.

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

Note 5 - RELATED PARTY TRANSACTIONS

A series of shareholder loans were made between August 23, 2006 to July 31, 2013 totalling $13,425. A balance of $13,425 is still outstanding as of July 31, 2013, without interest and fixed term of repayment. The loan is due at demand.

Note 6 - SUBSIDIARIES

On December 22, 2011 the Company incorporated Nu Vitality Labs Inc., in the State of Nevada as a wholly owned subsidiary of Emo Capital Corp. Nu Vitality Labs Inc., has authorized common shares of 1,500 shares par value .01 and all authorized shares have been issued to EMO Capital Corp. Emo Capital Corp. paid $150 for the shares of Nu Vitality Labs Inc. The attached financial statements were prepared using the consolidation method to account for the 100% wholly owned subsidiary, Nu Vitality Labs Inc., and Emo Capital Corp. for the year ended July 31, 2013.

 Note 7 - Asset Purchase Agreement

On June 26, 2013, the Company entered into an Asset Purchase Agreement with Paragon Development Inc. to purchase all of the naming rights of ME4Free for consideration of $1.00.

Note 8 - Subsequent Event

The Company dissolved its wholly owned subsidiary Nu Vitality Labs Inc. on August 1, 2013.