Form 10-K/A
period 2013-07-31
Emo Capital Corp.
filed 2014-05-16
CIK 1410708

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

Number of shares of each class of Emo Capital's capital stock outstanding as of November 12, 2013 was 35,500,000 shares of common stock

Explanatory Note:This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to Emo Capital Corp.’s (the “Company”) Annual Report (“Annual Report”) on Form 10-K for the fiscal year ended July 31, 2013 (the “Original Filing”), is being filed solely for the purposes of amending the financial statements and notes to the financial statements.

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

ITEM 6: SELECTED FINANCIAL DATA

	As of	As of
	July 31, 2013	July 31, 2012
Consolidated Balance Sheet

Total Liabilities	$47,825	$28,880
Stockholders Equity (Deficit)	$(47,825)	$(28,880)

	For the	For the
	Year ended	Year Ended
	July 31, 2013	July 31, 2012
Consolidated Income Statement
Revenues	$ -	$ -
Total Expenses	$19,529	$9,052
Net Loss	($19,529)	($9,052)

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

GENERAL & ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $19,529 for the fiscal year ended July 31, 2013. This is compared to general and administrative expenses totaling $9,052 for the fiscal year ended July 31, 2012. This increase in general and administrative expenses is largely attributed to a increase in fees paid for professional services related to maintaining the Company for publicly reporting status.

We experienced a net loss of $19,529 for the fiscal year ended July 31, 2013 compared to a net loss of $9,052 for the fiscal year ended July 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2013, the Company had cash of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

The amount of the loan outstanding as of July 31, 2013 is $13,425

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

2013 - $0 Kenne Ruan, CPA, P.C.

2012- $0 Kenne Ruan, CPA, P.C.

2011- $0 Kenne Ruan, CPA, P.C.

12 SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2014.

EMO CAPITAL CORP.

(Registrant)

By: /s/ Juanming Fang

Juanming Fang Chief Executive Officer, Director, Principal Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/Juanming Fang	President, CEO, Secretary, Treasurer,Director, Principal Financial Officer and Principal Accounting Officer	May 15, 2014
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

Emo Capital Corp.
(A Development Stage Company)
Consolidated Balance Sheets

	July 31, 2013	July 31, 2012
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ 584
TOTAL CURRENT ASSETS	-	584

TOTAL ASSETS	$ -	$ 584

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 34,400	$ 15,455
Shareholder loan	13,425	13,425
TOTAL CURRENT LIABILITIES	47,825	28,880

Stockholders' Equity (Deficit)
Common stock
Authorized: $0.001 par value, 125,000,000 shares authorized
Issued and Outstanding:
35,500,000 common shares as of July 31, 2013 and 35,000,000 July 31, 2012	5,000	5,000
Additional paid in capital	27,000	27,000
Stock Subscribed	100,000	100,000
Subscription receivable	(100,000)	(100,000)
Deficit accumulated during the development stage	(79,825)	(60,296)
TOTAL STOCKHOLDERS' DEFICIT	(47,825)	(28,296)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 0	$ 584

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months Ended		For the Year Ended		From August 23, 2006
	July 31,	July 31,	July 31,	July 31,	(Inception) to
	2013	2013	2013	2012	July 31, 2013

General and Administrative Expenses
Professional Fees		3473	$ 18,500	$ 7,925	$ 76,514
Filing Fees			-	-	350
Administration		571	529	1,127	2,054
Advertising Fee	500		500		500
Bank charges and interest			-	-	407
	500	4044	19,529	9,052	79,825

Net loss	$ (500)	$ (4,044)	$ (19,529)	$ (9,052)	$ (79,825)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares
outstanding - basic and diluted	35,500,000	35,500,000	35,500,000	35,000,000

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp.
(A Development Stage Company)
Consolidated Statement of Operations

	For the Year ended		From August 23, 2006
	July 31,	July 31,	(Inception) to
	2013	2012	July 31, 2013
Cash Flows from Operating Activities
Net loss	$ (19,529)	$ (9,052)	$ (79,825)
Changes in:
Subscription receivable			-
Cash and cash equivalents
Accounts payable and accrued liabilities	18,945	9,636	33,816
Net cash provided by (used in) operating activities	(584)	584	(46,009)

Financing Activities
Shareholder loan	-		13,425
Share Capital Subscribed			32,000
Net cash provided by financing activities	-	-	45,425

Net increase (decrease) change in cash	(584)	584	(584)

Cash and cash equivalents balance, beginning of period	584	-	584

Cash and cash equivalents balance, end of period	$ 0	$ 584	$ 0

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp.
(A Development Stage Company)
Consolidated Statements of ShareholdersDeficit
For the year ended July 31, 2012

	Common Stock		Additional paid	Subscriptions	Accumulated	Total
	Shares	Amount	in capital	Receivable	Deficit	Shareholders' Deficit

Balance August 26, 2007 (Inception)	0	$ -	$ -		0	0

Issuance of common shares for cash, July 15, 2007	14,000,000	2,000	-		0	2,000

Net loss for the period ended July 31, 2007					(1,900)	(1,900)

Balance at July 31, 2007	14,000,000	$2,000	$0		(1,900)	100

Issuance of common shares for cash	21,000,000	3,000	27,000		0	30,000

Net loss for the year ended July 31, 2008	0	-	-		(28,049)	(28,049)

Balance at July 31, 2008	35,000,000	5,000	27,000		(29,949)	2,051

Net loss for the year ended July 31, 2009	0	-	-		(13,776)	(13,776)

Balance at July 31, 2009	35,000,000	5,000	27,000		(43,725)	(11,725)

Net loss for the year ended July 31, 2010	0	-	-		(3,719)	(3,719)

Balance at July 31, 2010	35,000,000	5,000	27,000		(47,444)	(15,444)

Net loss for the year ended July 31, 2011	0	0	0	0	(3,800)	(3,800)

Balance at July 31, 2011	35,000,000	5,000	27,000	-	(51,244)	(19,244)

Issuance of common shares for
subscription receivable	500,000	500	99,500	(100,000)		0

Net loss for the year ended July 31, 2012	0	-	-	-	(9,052)	(9,052)

Balance at July 31, 2012	35,500,000	5,500	126,500	(100,000)	(60,296)	(28,296)

Net loss for the year ended July 31, 2013	0	-	-	-	(19,529)	(19,529)

Balance at July 31, 2013	35,500,000	5,500	126,500	(100,000)	(79,825)	(47,825)

Emo Capital Copr.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Year Ended July 31, 2012

Note 1 - NATURE AND CONTINUANCE OF OPERATIONS

The Company is a development stage company, which was incorporated in the State of Nevada, United States of America on August 23, 2006. The Company intends to commence operations in health and beauty care thru utilization of the web.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $79,825 since inception and has not yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholder. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at July 31, 2013, there were no cash equivalents.

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