Form 10-Q
period 2014-04-30
Emo Capital Corp.
filed 2014-05-28
CIK 1410708

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at April 30, 2014 is 35,500,000.

Part I - FINANCIAL INFORMATION

Emo Capital Corp.
(A Development Stage Company)
Consolidated Balance Sheets

	April 30,	July 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 24,146	$ 20,425
Shareholder loan	13,425	13,425
TOTAL CURRENT LIABILITIES	37,571	33,850

Stockholders' Equity (Deficit)
Common stock
Authorized: $0.001 par value, 125,000,000 shares authorized
Issued and Outstanding:
35,500,000 common shares as of July 31, 2013 and 35,000,000 July 31, 2012	5,000	5,000
Additional paid in capital	27,000	27,000
Stock Subscribed	100,000	100,000
Subscription receivable	(100,000)	(100,000)
Deficit accumulated during the development stage	(69,571)	(65,850)
TOTAL STOCKHOLDERS' DEFICIT	(37,571)	(33,850)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp.
(A Development Stage Company)
Consolidated Statements of Operations

					From August 23, 2006
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2014	2013	2014	2013	2014

General and Administrative Expenses
Professional Fees	600	1200	$ 2,799	4350	$ 65,163
Filing Fees					350
Administration		120		120	2,229
Advertising Fee	923		923		1,422
Bank charges and interest			-		407
	1,523	1320	3,721	4470	69,571

Net loss	$ (1,523)	$ (1,320)	$ (3,721)	$ (4,470)	$ (69,571)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares
outstanding - basic and diluted	35,500,000	35,500,000	35,500,000	35,000,000

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp.
(A Development Stage Company)
Consolidated Statement of Operations

			From August 23, 2006
	For Nine months Ended		(Inception) to
	April 30,	April 30,	April 30,
	2014	2013	2014
Cash Flows from Operating Activities
Net loss	$ (3,721)	$ (4,470)	$ (69,571)
Changes in:
Subscription receivable			-
Cash and cash equivalents		-
Accounts payable and accrued liabilities	3,721	4,470	24,146
Net cash provided by (used in) operating activities	-	-	(45,425)

Financing Activities
Shareholder loan	-	-	13,425
Share Capital Subscribed			32,000
Net cash provided by financing activities	-	-	45,425

Net increase (decrease) change in cash	-	-	-

Cash and cash equivalents balance, beginning of period	-	-	-

Cash and cash equivalents balance, end of period	$ -	$ -	$ -

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp. and Subsidiaries

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended April 30, 2014

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company is a development stage company, which was incorporated in the State of Nevada, United States of America on August 23, 2006. The Company intends to commence operations in health and beauty care through the utilization of the web.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $69,571 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholder. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with maturities of three months or less when purchased. As at April 30, 2014, there were Cash and Cash Equivalents equal to $0.

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

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at April 30, 2014, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended April 30, 2014.

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

The Company has no elements of "other comprehensive income" during the period ended April 30, 2014.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended April 30, 2014.

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

4. RELATED PARTY TRANSACTIONS

A series of shareholder loans were made from August 23, 2006 to April 30, 2014 totaling $13,425. A balance of $13,425 is still outstanding as of April 30, 2014, without interest and fixed term of repayment. The loan is due at demand.

5. SUBSIDIARIES

On December 22, 2011 the Company incorporated Nu Vitality Labs Inc., in the State of Nevada as a wholly owned subsidiary of Emo Capital Corp. Nu Vitality Labs Inc., has authorized common shares of 1500 shares par value .01 and all authorized shares have been issued to EMO Capital Corp. Emo Capital Corp. paid $150 for the shares of Nu Vitality Labs Inc. The attached financial statements were prepared using the consolidation method to account for the 100% wholly owned subsidiary, Nu Vitality Labs Inc., and Emo Capital Corp. for the period ended April 30, 2014.

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

The Company’s acquisition of the ME4Free business is a division of the Company that sells online non-prescription herbal products. The initial products to be manufactured and distributed are various capsules, made from all natural ingredients, to maximize sexual health by boosting testosterone levels.

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

RESULTS OF OPERATIONS

The Company experienced general and administration expenses of $3,721 and $4,470 for the six-month period ended April 30, 2014 and 2013 respective. The increase in general and administration expenses for this period are attributed to a increase in professional fees.

For the six-month period ended April 30, 2014, the company experienced a net loss of $3,721, and has experienced a total deficit of $69,571 since inception.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended April 30, 2014, the Company satisfied its working capital needs by using loans from the Company's officer. As of April 30, 2014 the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve-month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 28, 2014.

May 28, 2014

/s/ Juanming Fang__________________

Mr. Juanming Fang,

Chief Executive Officer Director Principal Financial Officer Principal Accounting Officer