Form 10-K
period 2014-07-31
Emo Capital Corp.
filed 2014-10-16
CIK 1410708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - K

(Mark One)

[X ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Period year ended July 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes[ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes[ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes[ ] No [X]

The aggregate market value of Emo Capital's Common Stock owned by non-affiliates as of October 15, 2014 was $149,100.

Number of shares of each class of Emo Capital's capital stock outstanding as of October 15, 2014 was 35,500,000 shares of common stock.

1 EMO CAPITAL CORP. FORM 10-K For the Fiscal Year ended July 31, 2014

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

Item 9B. Other Information

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Exhibits

Item 15. Principal Accountants Fees and Services

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Emo Capital Corp. was incorporated in the state of Nevada on August 23, 2006. The Company’s business focus is to promote and distribute health and beauty care products through the utilization of the internet.

The Company (NUVI) is a premier health and beauty company that will provide an all-inclusive web Portal for its clients where customers will be able to receive Diet/Health & Fitness products.,

The Company also acquired the brand name of ME4Free during 2013. This brand will promote and market other health related natural products. A website has been designed and posted online to solicit feed back from customers.

Target Market

NUVI’s target market is the individual consumer located in USA, and Canada,. NUVI’s focus in this broad target market is to acquire clients who wish to help themselves avoid or achieve getting out of the obesity pandemic in the Western/English speaking countries. NUVI will be looking to acquire both Female and Male clients, however, all customers must be over the age of 18 to become a member and benefit from NUVI services.

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

Principal Products Or Services And Their Markets

This is the initial stage of our business. Currently the Company has developed a formulation in tablet form that is meant to target the male enhancement industry.

Competition

The current market for social networking websites is well developed and populated with many different sites targeting different niche demographics. Some of these competitors, such as Myspace or Facebook, are well established brands with great brand recognition among existing Internet users.

Insurance

Currently, we have no insurance coverage.

Government Regulations

We are currently not subject to any government regulations.

Offices

The Company's headquarters and executive offices are located at 115 He Xiang Road, Bai He Village, Qing Pu District, Shanghai, China, 200000. Our telephone number is (949)-419-6588.

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

Risks associated with Emo Capital Corp.:

1. OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION. We may not be able to achieve our objectives and may have to suspend or cease operations if we do no generate additional financing. Our auditors have issued a going concern opinion as at July 31, 2104.. There is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you may lose your investment.

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

7. IF WE ARE NOT ABLE TO EFFECTIVELY RESPOND TO COMPETITION, OUR BUSINESS MAY FAIL. THERE ARE MANY SMALL HEALTH RELATED COMPANIES THAT SELL HEALTH PRODUCTS WHICH ARE SIMILAR TO OUR PROPOSED BUSINESS VENTURE. Most of these competitors have established businesses with an established customer base. We plan to compete against these groups by offering a much higher quality product than our competitor’s products with a more customizable product. However, we cannot assure you that such a strategy will be successful, or that competitors will not copy our business strategy. Our inability to achieve sales and revenues due to competition may have an adverse effect on our business operations and financial condition.

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

ITEM 3: LEGAL PROCEEDINGS

There are no existing, pending or threatened legal proceedings involving Emo Capital Corp., or against any of our officers or directors as a result of their involvement with the Company. As of July 31, 2014, the Company does not retain a legal counsel.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2014.

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

ITEM 6: SELECTED FINANCIAL DATA

	As of	As of
	July 31, 2014	July 31, 2013
Consolidated Balance Sheet

Total Liabilities	$51,546	$47,825
Stockholders Equity (Deficit)	$(51,546)	$(47,825)

	For the	For the
	Year ended	Year Ended
	July 31, 2014	July 31, 2013
Consolidated Income Statement
Revenues	$ -	$ -
Total Expenses	$3,721	$19,529
Net Loss	$(3,721)	($19,529)

-------------------

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

OVERVIEW

Emo Capital Corp. was incorporated in the state of Nevada on August 23, 2006. The Company’s business focus is to promote and distribute health and beauty care products through utilization of the web.

The Company (NUVI) is a premier health and beauty company that will provide an all-inclusive web Portal for its clients where customers will be able to receive Diet/Health & Fitness Products., The Company also acquired the brand name of ME4Free during 2013. This brand will promote and market other health related natural products. A website has been designed and posted online to solicit feed back from customers.

Target Market

NUVI’s target market is the individual consumer located in USA, and Canada. NUVI’s focus in this broad target market is to acquire clients who wish to help themselves avoid or achieve getting out of the obesity pandemic in the Western/English speaking countries. NUVI will be looking to acquire both Female and Male clients, however, all customers must be over the age of 18 to become a member and benefit from NUVI services.

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

Results of Operation

Revenues

There were no revenues generated for the fiscal period ended July 31, 2014 and no revenues have been earned by the Company since its inception.

General and Administrative Expenses

General and administrative expenses totaled $3,721 for the fiscal year ended July 31, 2014. This is compared to general and administrative expenses totaling $19,529 for the fiscal year ended July 31, 2013. This decrease in general and administrative expenses is largely attributed to a decrease in fees paid for professional services related to maintaining the Company for publicly reporting status.

We experienced a net loss of $3,721 for the fiscal year ended July 31, 2014 compared to a net loss of $19,529 for the fiscal year ended July 31, 2013.

Liquidity and Capital Resources

As of July 31, 2014, the Company had cash of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Part III

ITEM 9: CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Financial Statements of the Company have been audited by David L. Hillary, Jr., CPA, CITP for the fiscal year ended July 31, 2014. There have been no changes in or disagreements with David L. Hillary, Jr., CPA, CITP on accounting and financial disclosure matters at any time.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of July 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Emo’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Name	Age	Position Held
		President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director
Juanming Fang	33

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

Section 16(A) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending July 31, 2014, Form 3 reports were not timely filed by Juanming Fang, the Company's President.

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Juanming Fang	2014	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2013	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Neil Kleinman	2014	0	0	0	0	0	0	0
Director	2013	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares. The address for each person is our address at 115 He Xiang Road, Bai He Village, Qing Pu District, Shanghai, China, 200000.

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

Securities Authorized For Issuance Under Equity Compensation Plans

We have no equity compensation plans.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The amount of the loan outstanding as of July 31, 2014 is $13,425.

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

2014 - $2,600 David L. Hillary, Jr., CPA, CITP

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

2014 - $0 David L. Hillary, Jr., CPA, CITP

2013 - $0 Kenne Ruan, CPA, P.C.

2012 - $0 Kenne Ruan, CPA, P.C.

2011 - $0 Kenne Ruan, CPA, P.C.

3) Tax Fees The aggregate fees billed in each of the last three fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014 - $0 David L. Hillary, Jr., CPA, CITP

2013 - $0 Kenne Ruan, CPA, P.C.

2012 - $0 Kenne Ruan, CPA, P.C.

2011 - $0 Kenne Ruan, CPA, P.C.

4) All Other Fees The aggregate fees billed in each of the last three fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014 - $0 David L. Hillary, Jr., CPA, CITP

2013 - $0 Kenne Ruan, CPA, P.C.

2012 - $0 Kenne Ruan, CPA, P.C.

2011 - $0 Kenne Ruan, CPA, P.C.

12 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of October, 2014.

EMO CAPITAL CORP.

(Registrant)

By: /s/ Juanming Fang

Juanming Fang Chief Executive Officer, Director, Principal Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/Juanming Fang	President, CEO, Secretary, Treasurer,Director, Principal Financial Officer and Principal Accounting Officer	October 14, 2014
Juanming Fang

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets for the fiscal year ended July 31, 2014 and period ended July 31, 2013

F-2

Consolidated Statements of Operations for the fiscal year ended July 31, 2014 and period ended July 31, 2013

F-3

Consolidated Statements of Cash Flows for the fiscal year ended July 31, 2014 and period ended July 31, 2013

F-4

Consolidated Statements of Shareholder's Equity (Deficit)

F-5

Notes to Financial Statements

F-6

F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders Emo Capital Corp.

Nevada, USA

We have audited the accompanying statements of financial position of Emo Capital Corp. (a Nevada corporation) as of July 31, 2014 and the related statements of income, retained earnings, and cash flows for the year then ended. We relied on an audit previously performed by another auditor for the July 31, 2013 financial statement information. All information included in these financial statements is the representation of the management of Emo Capital Corp. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emo Capital Corp. as of July 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Respectfully,

/s/David L. Hillary, Jr.,

David L. Hillary, Jr.,

CPA, CITP Hillary CPA Group,

LLC Noblesville,Indiana

September 25, 2014

There have been no changes to the internal control over the financial reporting that occurred during our last fiscal year that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

F-2

Emo Capital Corp.
(A Development Stage Company)
Balance Sheets
As at July 31, 2014 and 2013

	July 31,	July 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Note payable	$ 38,121	$ 34,400
Shareholder loan	13,425	13,425
TOTAL CURRENT LIABILITIES	51,546	47,825

Stockholders' Equity (Deficit)
Common stock
Authorized: $0.001 par value, 125,000,000 shares authorized
Issued and Outstanding:
35,500,000 common shares as of July 31, 2014	5,000	5,000
Additional paid in capital	27,000	27,000
Stock Subscribed	100,000	100,000
Subscription receivable	(100,000)	(100,000)
Deficit accumulated during the development stage	(83,546)	(79,825)
TOTAL STOCKHOLDERS' DEFICIT	(51,546)	(47,825)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

F-3

Emo Capital Corp.
(A Development Stage Company)
Statements of Operations
For the Year Ended July 31, 2014 and 2013, and
the Period From April 23, 2006 (Inception) to July 31, 2014
					From August 23, 2006
	For the Three Months Ended	For the Three Months Ended	For the Year Ended	For the Year Ended	(Inception) to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2014	2013	2014	2013	2014

General and Administrative Expenses
Professional Fees	$ -	$ 14,150	$ 2,600	$ 17,950	$ 79,114
Filing Fees				550	350
Administration		409	346	529	2,400
Advertising Fee	-	500	775	500	1,275
Bank charges and interest			-		407
	-	15,059	3,721	19,529	83,546

Net loss	$ -	$ (15,059)	$ (3,721)	$ (19,529)	$ (83,546)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.0001)	(0.0006)	(0.0024)

Weighted average common shares
outstanding - basic and diluted	35,500,000	35,500,000	35,500,000	35,000,000

The accompanying notes are an integral part of these financial statements.

F-4

Emo Capital Corp.
(A Development Stage Company)
Statement of Cash Flow
For the Year Ended July 31, 2014 and 2013, and
the Period From April 23, 2006 (Inception) to July 31, 2014

			From August 23, 2006
	For the Year Ended		(Inception) to
	July 31,	July 31,	July 31,
	2014	2013	2014
Cash Flows from Operating Activities
Net loss	$ (3,721)	$ (19,529)	$ (83,546)
Changes in:
Subscription receivable			-
Cash and cash equivalents		584
Accounts payable and accrued liabilities	3,721	18,945	38,121
Net cash provided by (used in) operating activities	-	-	(45,425)

Financing Activities
Shareholder loan	-	-	13,425
Share Capital Subscribed			32,000
Net cash provided by financing activities	-	-	45,425

Net increase (decrease) change in cash	-	-	-

Cash and cash equivalents balance, beginning of period	-	-	-

Cash and cash equivalents balance, end of period	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

F-5

Emo Capital Corp.
(A Development Stage Company)
Statements of ShareholdersDeficit
From April 23, 2006 (Inception) to July 31, 2014

	Common Stock		Additional paid	Subscriptions	Accumulated	Total
	Shares	Amount	in capital	Receivable	Deficit	Shareholders' Deficit

Balance August 23, 2006 (Inception)	0	$ -	$ -		0	0

Issuance of common shares for cash, July 15, 2007	14,000,000	2,000	-		0	2,000

Net loss for the period ended July 31, 2007					(1,900)	(1,900)

Balance at July 31, 2007	14,000,000	2,000	-		(1,900)	100

Issuance of common shares for cash	21,000,000	3,000	27,000		0	30,000

Net loss for the year ended July 31, 2008	0	-	-		(28,049)	(28,049)

Balance at July 31, 2008	35,000,000	5,000	27,000		(29,949)	2,051

Net loss for the year ended July 31, 2009	0	-	-		(13,776)	(13,776)

Balance at July 31, 2009	35,000,000	5,000	27,000		(43,725)	(11,725)

Net loss for the year ended July 31, 2010	0	-	-		(3,719)	(3,719)

Balance at July 31, 2010	35,000,000	5,000	27,000		(47,444)	(15,444)

Net loss for the year ended July 31, 2011	0	-	-	-	(3,800)	(3,800)

Balance at July 31, 2011	35,000,000	5,000	27,000	-	(51,244)	(19,244)

Issuance of common shares for
subscription receivable	500,000	500	99,500	(100,000)		-

Net loss for the year ended July 31, 2012	0	-	-	-	(9,052)	(9,052)

Balance at July 31, 2012	35,500,000	5,500	126,500	(100,000)	(60,296)	(28,296)

Net loss for the year ended July 31, 2013	0	-	-	-	(19,529)	(19,529)

Balance at July 31, 2013	35,500,000	5,500	126,500	(100,000)	(79,825)	(47,825)

Net loss for the year ended July 31, 2014	0	-	-	-	(3,721)	(3,721)

Balance at July 31, 2014	35,500,000	5,500	126,500	(100,000)	(83,546)	(51,546)

F-6

Emo Capital Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Year Ended July 31, 2014

Note 1 - NATURE AND CONTINUANCE OF OPERATIONS

The Company is a development stage company, which was incorporated in the State of Nevada, United States of America on August 23, 2006. The Company intends to commence operations in health and beauty care thru utilization of the web.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $83,546 since inception and has not yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholder. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260 , "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at July 31, 2014, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended July 31, 2014.

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

The Company has no elements of "other comprehensive income" during the period ended July 31, 2014.

Advertising Expenses

The company expenses advertising costs as incurred. There was $ 923 advertising expense incurred by the company during the period ended July 31, 2014.

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

Note 5 - RELATED PARTY TRANSACTIONS

A series of shareholder loans made between August 23, 2006 to July 31, 2014 were totaling $13,425. A balance of $13,425 is still outstanding as of July 31, 2014, without interest and fixed term of repayment. The loan is due at demand.

Note 6 - Subsequent Event

There have been no events to report since July 31, 2014 to the date of this filing.