Form 10-K/A
period 2014-07-31
Emo Capital Corp.
filed 2015-04-15
CIK 1410708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - K Amendment #1

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

Explanatory Notes: The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend Report of Independent Registered Public Accounting Firm, Page F-2, of the previously filed Annual Report on Form 10-K of EMO CAPITAL CORP. (the “Company”) for the year ended July 31, 2014, filed with the Securities and Exchange Commission on October 15, 2014 (the “Original Form 10-K”), to include the predecessor’s audit report that covers the July 31, 2013 financial information that previously omitted. The audit report is revised and audited based on auditing standards established by the PCAOB to comply with Rule 2-02 of Regulation S-X and the interpretive guidance in SEC Release 34-49708 and include a going concern explanatory paragraph by considering the guidance in AU Section 341. Accordingly, Report of Independent Registered Public Accounting Firm of the Original Form 10-K is hereby amended and restated as set forth below. Except as described above, no other changes have been made to the Original Form 10-K.

---------------------------------------------------------------------------------------------------------------------------------------

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

As at July 31, 2014

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, at July 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended July 31, 2014 and 2013 and from inception (August 23, 2006) through July 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has incurred net losses since inception and has an accumulated deficit at July 31, 2014. These and other factors discussed therein raise a substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to those matters are also described in Note 1. The Company’s ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully,

/s/David L. Hillary, Jr.,

David L. Hillary, Jr.,

CPA, CITP Hillary CPA Group,

LLC Noblesville,Indiana

September 25, 2014

Report of Independent Registered Public Accounting Firm

As at July 31, 2013

To the Board of Directors and Stockholders

Emo Capital Corp.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Emo Capital Corp.(A development stage company) as of July 31, 2013, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and for the period August 23, 2006 (date of inception) to July 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emo Capital Corp. as of July 31, 2013, and the results of its operations and its cash flows for the year then ended and for the period August 23, 2006 (date of inception) to July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

November 8, 2013

Emo Capital Corp.
(A Development Stage Company)
Consolidated Balance Sheets
As at July 31, 2014 and 2013

	July 31, 2014	July 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
TOTAL CURRENT ASSETS	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Note Payable	$ 38,121	$ 34,400
Shareholder loan	$ 13,425	$ 13,425
TOTAL CURRENT LIABILITIES	$ 51,546	$ 47,825

Stockholders' Equity (Deficit)
Common stock
Authorized: $0.001 par value, 125,000,000 shares authorized
Issued and Outstanding:
35,500,000 common shares as of July 31, 2014	$ 5,500	$ 5,500
Additional paid in capital	$ 126,500	$ 126,500
Subscription receivable	$ (100,000)	$ (100,000)
Deficit accumulated during the development stage	$ (83,546)	$ (79,825)
TOTAL STOCKHOLDERS' DEFICIT	$ (51,546)	$ (47,825)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp.
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended July 31, 2014 and 2013, and
the Period From April 23, 2006 (Inception) to July 31, 2014

	For the Year Ended July 31, 2014	For the Year Ended July 31, 2013	From August 23, 2006 (Inception) to July 31, 2014

General and Administrative Expenses
Professional Fees	$ 2,600	$ 17,950	$ 79,114
Filing Fees		550	350
Administration	346	529	2,400
Advertising Fee	775	500	1,275
Bank charges and interest	-		407
	3,721	19,529	83,546

Net loss	$ (3,721)	$ (19,529)	$ (83,546)

Basic and diluted net loss per common share	($0.0001)	($0.0006)	($0.0024)

Weighted average common shares
outstanding - basic and diluted	35,500,000	35,000,000	35,000,000

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