Form 10-K
period 2015-07-31
Emo Capital Corp.
filed 2015-11-12
CIK 1410708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - K

(Mark One)

[X ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Period year ended July 31, 2015

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

The aggregate market value of Emo Capital's Common Stock owned by non-affiliates as of November 10, 2015 was $149,100.

Number of shares of each class of Emo Capital's capital stock outstanding as of November 10, 2015 was 35,500,000 shares of common stock.

---------------------------------------------------------------------------------------------------------------------------------------

1 EMO CAPITAL CORP. FORM 10-K For the Fiscal Year ended July 31, 2015

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

Risks associated with Emo Capital Corp.:

1. OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION. We may not be able to achieve our objectives and may have to suspend or cease operations if we do no generate additional financing. Our auditors have issued a going concern opinion as at July 31, 2015. There is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you may lose your investment.

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

ITEM 3: LEGAL PROCEEDINGS

There are no existing, pending or threatened legal proceedings involving Emo Capital Corp., or against any of our officers or directors as a result of their involvement with the Company. As of July 31, 2015, the Company does not retain a legal counsel.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2015.

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

ITEM 6: SELECTED FINANCIAL DATA

	As of	As of
	July 31, 2015	July 31, 2014
Consolidated Balance Sheet

Total Liabilities	$60,415	$51,546
Stockholders’ Equity (Deficit)	$(60,415)	$(51,546)

	For the	For the
	Year ended	Year ended
	July 31, 2015	July 31, 2014
Consolidated Income Statement
Revenues	$ -	$ -
Total Expenses	$8,869	$3,721
Net Loss	$(8,869)	$(3,721)

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

The Company (NUVI) is a premier health and beauty company that will provide an all-inclusive web Portal for its clients where customers will be able to receive Diet/Health & Fitness Products., The Company also acquired the brand name of ME4Free during 2013. This brand will promote and market other health related natural products. A website has been designed and posted online to solicit feedback from customers.

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

Results of Operation

Revenues

There were no revenues generated for the fiscal period ended July 31, 2015 and no revenues have been earned by the Company since its inception.

General and Administrative Expenses

General and administrative expenses totaled $8,869 for the fiscal year ended July 31, 2015. This is compared to general and administrative expenses totaling $3,721for the fiscal year ended July 31, 2014. This increase in general and administrative expenses is largely attributed to an increase in fees paid for professional services related to maintaining the Company for publicly reporting status and advertising.

We experienced a net loss of $8,869 for the fiscal year ended July 31, 2015 compared to a net loss of $3,721 for the fiscal year ended July 31, 2014.

Liquidity and Capital Resources

As of July 31, 2015, the Company had cash of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Part III

ITEM 9: CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Financial Statements of the Company have been audited by David L. Hillary, Jr., CPA, CITP for the fiscal year ended July 31, 2015. There have been no changes in or disagreements with David L. Hillary, Jr., CPA, CITP on accounting and financial disclosure matters at any time.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of July 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Emo’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Background of Officers and Directors

Juanming Fang has been our president, principal executive officer, principal financial officer, principal accounting officer, treasurer and a director since our inception on August 23, 2006. In 2001, Mr. Fang graduated from Shanghai University in Shanghai, China with a bachelor's degree in software engineering. From 2001 to the present date, Mr. Fang has been self-employed as a freelance web design contractor in Shanghai.

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

Section 16(A) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending July 31, 2015, Form 3 reports were not timely filed by Juanming Fang, the Company's President.

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Juanming Fang	2015	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2013	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Neil Kleinman	2015	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0
Director	2013	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

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

Name of Beneficial Direct Amount of Position Percent of Class Owner Beneficial Owner

Juanming Fang 14,000,000 CEO, CFO, 40% Secretary, Director

All officers and 40% directors as a group (1 person)

In accordance with the Sarbanes Oxley Act of 2002, Item 404 (a) (5), (a) (6) , and (d) of Regulation S-K, and Question 146.04 of the Division of Corporation Finance's Compliance and Disclosure Interpretations of Regulation S-K, the following information has been provided regarding shareholder loans totaling $12, 841: Shareholder Loans were made on:April 30, 2011 for $-41, June 2, 2010 for $1,600 June 2, 2009 for $6,199 June 2, 2008 for $5,083. There have been no specific terms of repayment or rate of return arrangements made with these shareholder loans.

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

The amount of the loan outstanding as of July 31, 2015 is $13,425.

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

2015 $2,600 David L. Hillary, Jr., CPA, CITP

2014 $2,600 David L. Hillary, Jr., CPA, CITP

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

2015 $0 David L. Hillary, Jr., CPA, CITP

2014 $0 David L. Hillary, Jr., CPA, CITP

2013 $0 Kenne Ruan, CPA, P.C.

2012 $0 Kenne Ruan, CPA, P.C.

2011 $0 Kenne Ruan, CPA, P.C.

3) Tax Fees The aggregate fees billed in each of the last three fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015 $0 David L. Hillary, Jr., CPA, CITP

2014 $0 David L. Hillary, Jr., CPA, CITP

2013 $0 Kenne Ruan, CPA, P.C.

2012 $0 Kenne Ruan, CPA, P.C.

2011 $0 Kenne Ruan, CPA, P.C.

4) All Other Fees The aggregate fees billed in each of the last three fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015 $0 David L. Hillary, Jr., CPA, CITP

2014 $0 David L. Hillary, Jr., CPA, CITP

2013 $0 Kenne Ruan, CPA, P.C.

2012 $0 Kenne Ruan, CPA, P.C.

2011 $0 Kenne Ruan, CPA, P.C.

12 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th of November, 2015.

EMO CAPITAL CORP.

(Registrant)

By: /s/ Juanming Fang

Juanming Fang Chief Executive Officer, Director, Principal Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/Juanming Fang	President, CEO, Secretary, Treasurer,Director, Principal Financial Officer and Principal Accounting Officer	November 12, 2015
Juanming Fang

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets for the fiscal year ended July 31, 2015 and period ended July 31, 2014

F-2

Consolidated Statements of Operations for the fiscal year ended July 31, 2015 and period ended July 31, 2014

F-3

Consolidated Statements of Cash Flows for the fiscal year ended July 31, 2015 and period ended July 31, 2014

F-4

Consolidated Statements of Shareholder's Equity (Deficit)

F-5

Notes to Financial Statements

F-6

 F-1

Report of Independent Registered Public Accounting Firm

As at July 31, 2015

 To the Board of Directors and Shareholders of:

Emo Capital Corp.

115 He Xiang Road,

Bai He Village, Qing Pu

Shanghai, China 200000

We have audited the accompanying balance sheets of Emo Capital Corp. (a Nevada corporation) as of July 31, 2015, and the related statements of operations, stockholders' equity, and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2015. The results of its operations and its cash flows are in conformity with U.S. generally accepted accounting principles.

We retain serious doubt that the company can continue as a going concern for the next twelve months unless additional capital can be obtained or revenues generated.

Respectfully,

/s/ David L. Hillary, Jr.

David L. Hillary, Jr., CPA, CITP

Indianapolis, Indiana

October 30, 2015

F-2

Emo Capital Corp.
(A Development Stage Company)
Consolidated Balance Sheets As at July 31, 2015 and 2014

	July 31,	July 31,
	2015	2014
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 46,990	$ 38,121
Shareholder loan	13,425	13,425
TOTAL CURRENT LIABILITIES	60,415	51,546

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

F-3

Emo Capital Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Audited)

For the Year Ended Months Ended
	July 31,	July 31,
	2015	2014

General and Administrative Expenses
Professional Fees	$ 6,399	$ 2,799
Filing Fees	$ -
Administration	$ -
Advertising Fee	$ 2,470	$ 923
Bank charges and interest	$ -	$ -
	$ 8,869	$ 3,721

Net loss	$ (8,869)	$ (3,721)

Basic and diluted net loss per common share	(0.0002)	(0.0001)

Weighted average common shares
outstanding - basic and diluted	35,500,000	35,500,000

The accompanying notes are an integral part of these financial statements.

F-4

Emo Capital Corp.
(A Development Stage Company)
Statement of Cash Flow
For the Year Ended July 31, 2015 and 2014

For the Year Ended

	July 31,	July 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(8,869)	$(3,721)
Changes in:
Subscription receivable
Cash and cash equivalents
Accounts payable and accrued liabilities	8,869	3,721
Shareholder loan	-	-
Net cash provided by (used in) operating activities	-	-

Financing Activities
Share Capital Subscribed	-	-
Additional Paid-In Capital	-	-
Subscription Receivable	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) change in cash	-	-

Cash and cash equivalents balance, beginning of period	-	-

Cash and cash equivalents balance, end of period	$ -	$ -

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	-	-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements.

F-5

Emo Capital Corp.
(A Development Stage Company)
Statements of Shareholder’s Deficit

	Common Stock		Additional paid	Subscriptions	Accumulated	Total
	Shares	Amount	in capital	Receivable	Deficit	Shareholders' Deficit

Balance August 26, 2007 (Inception)	0	$ -	$ -		0	0

Issuance of common shares for cash, July 15, 2007	14,000,000	2,000	-		0	2,000

Net loss for the period ended July 31, 2007					-1,900	-1,900

Balance at July 31, 2007	14,000,000	2,000	-		-1,900	100

Issuance of common shares for cash	21,000,000	3,000	27,000		0	30,000

Net loss for the year ended July 31, 2008	0	-	-		-28,049	-28,049

Balance at July 31, 2008	35,000,000	5,000	27,000		-29,949	2,051

Net loss for the year ended July 31, 2009	0	-	-		-13,776	-13,776

Balance at July 31, 2009	35,000,000	5,000	27,000		-43,725	-11,725

Net loss for the year ended July 31, 2010	0	-	-		-3,719	-3,719

Balance at July 31, 2010	35,000,000	5,000	27,000		-47,444	-15,444

Net loss for the year ended July 31, 2011	0	-	-	-	-3,800	-3,800

Balance at July 31, 2011	35,000,000	5,000	27,000	-	(51,244)	(19,244)

Issuance of common shares for
subscription receivable	500,000	500	99,500	(100,000)		-

Net loss for the year ended July 31, 2012	0	-	-	-	-9,052	-9,052

Balance at July 31, 2012	35,500,000	5,500	126,500	(100,000)	(60,296)	(28,296)

Net loss for the year ended July 31, 2013	0	-	-	-	-19,529	-19,529

Balance at July 31, 2013	35,500,000	5,500	126,500	(100,000)	(79,825)	(47,825)

Net loss for the year ended July 31, 2014	0	-	-	-	-3,721	-3,721

Balance at July 31, 2014	35,500,000	5,500	126,500	(100,000)	(83,546)	(51,546)

Net loss for the year ended July 31, 2015	0	-	-	-	-8,869	-8,869

Balance at July 31, 2015	35,500,000	5,500	126,500	(100,000)	(92,415)	(60,415)

F-6

Emo Capital Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Year Ended July 31, 2015

Note 1: Organization and Basis of Presentation

Emo Capital Corp. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on August 23, 2006.

The Company intends to commence operations in health and beauty care through utilization of the internet. The Company is a development stage company and has not yet realized any revenues from its planned or any other operations. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The Financial Statements and related disclosures as of July 31, 2015 and 2014 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Emo Capital Corp.,” “we,” “us,” “our” or the “company” are to Emo Capital Corp. and any subsidiaries.

The Company’s fiscal year ends July 31.

Foreign Currency Translation

The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue, and expense is translated into U.S. dollars by the use of exchange rates in effect on that date. At the period end, monetary assets and liabilities are revalued by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

The Company's currency exposure is insignificant and immaterial and there is no use of derivative instruments to reduce potential exposure to foreign currency risk.

Note 2: Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2014.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 3: Commitments and Contingencies

The Company neither owns nor leases any real or personal property, an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officer and director are involved in other business activities and most likely will become involved in other business activities in the future.

Note 4: Legal Matters

The Company has no known legal issues pending.

Note 5: Debt

Loans have been made by an unrelated third party equal to the operating deficits as they are incurred. The loans are without interest or a fixed term of repayment. The loans are due on demand.

Note 6: Related Party Transactions

A series of shareholder loans were made from August 23, 2006 to October 31, 2013 totaling $13,425. A balance of $13,425 is still outstanding as of July 31, 2014, without interest or a fixed term of repayment. The loans are due on demand.

Note 7: Capital Stock

On July 15, 2007, the Company issued 2,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $2,000.

In May 2008, the Company issued 3,000,000 common shares at $0.01 per share to subscribers for total proceeds of $30,000.

On February 25, 2010, the Company amended its Articles of incorporation and authorized 125,000,000 shares of common stock, at $.001 par value.

On April 30, 2010, the Stockholder's of the Company authorized the Forward Stock Split of issued and outstanding Common Stock on a seven for one (7:1) basis. The Forward Stock Split became effective on April 30, 2010. As a result of the Forward Stock Split, the Company increased its issued and outstanding shares of the Common Stock from 5,000,000 to 35,000,000.

In May 2012, the Company subscribed 500,000 restricted common shares at $0.20 per share to a shareholder for a subscription receivable of $100,000.

As of July 31, 2015 there were no outstanding stock options or warrants.

Note 8: Subsidiaries

On December 22, 2011 the Company incorporated Nu Vitality Labs Inc., in the State of Nevada as a wholly owned subsidiary of Emo Capital Corp. Nu Vitality Labs Inc., has authorized 1,500 common shares with a par value $0.01 and all authorized shares have been issued to EMO Capital Corp. for total proceeds of $150. The attached financial statements were prepared using the consolidation method to account for the 100% wholly owned subsidiary, Nu Vitality Labs Inc., and Emo Capital Corp. for the period ended October 31, 2013.

Note 9: Income Taxes

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

The company has not commenced operations, has not generated any revenue, and has not made a provision for income taxes.

The Company does not have any material uncertainties with respect to its provisions for income taxes.

Note 10: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the fiscal year ended July 31, 2015, the Company had an accumulated deficit of $92,415.

The Company has no significant assets or operating activity as of July 31, 2015. There are no assurances that the Company will be able to either (1) consummate a business combination transaction with a privately-owned business seeking to become a public company; (2) if successful, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's current working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not continue its operations.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations or other sources to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company’s articles of incorporation authorize the issuance of up to 125,000,000 shares of common stock.  The Company’s ability to issue preferred stock may impede a potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact the ability to raise additional capital through the sale of debt or equity securities.

The Company anticipates future sales of equity securities to facilitate either the consummation of a business combination transaction or to raise working capital to support and preserve the integrity of the corporate entity.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. There is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide adequate financing, the Company has not identified any alternative sources.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash on hand and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time.  In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company’s ongoing operations would be negatively impacted. While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps. However, should the controlling stockholder fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

Note 11: Subsequent Events

The Company has evaluated events subsequent to the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued and determined that no subsequent events require disclosure.