Form 10-Q
period 2016-04-30
Emo Capital Corp.
filed 2016-06-21
CIK 1410708

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No. 333-145884

Emo Capital Corp.

(Name of small business issuer in its charter)

Nevada	N/A	(949) 419-6588
(State of Incorporation)	(I.R.S. Employer Identification No.)	(Registrant's telephone number, including area code)

115 HE XIANG ROAD, BAI HE VILLAGE, QING PU, SHANGHAI, CHINA, 200000

(Address of principal executive offices)

N/A

(Former name, address and fiscal year, if changed since last report)

--------------------------------------------------------------------------------------------------------

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

[ ] YES [X] NO

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at April 30, 2016 is 35,500,000.

Part I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

Emo Capital Corp.
(A Development Stage Company)
Consolidated Balance Sheets As of April 30, 2016

	April 30	July 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 46,990	$ 46,990
Shareholder loan	13,425	13,425
TOTAL CURRENT LIABILITIES	60,415	60,415

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

Emo Capital Corp.
(A Development Stage Company)
Consolidated Statements of Operations For Three Months and Nine Months Ended April 30, 2016 and 2015

	For the Three Months Ended		For the Nine Months Ended		From August 23, 2006 (Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2016	2015	2016	2015	2016

General and Administrative Expenses
Professional Fees	$ -	$ -	$ -	$ 6,399	$ 85,513
Filing Fees					350
Administration	-	-			2,400
Advertising Fee	-	-	$ -	2470	3,745
Bank charges and interest			-		407
	-	-	-	8,869	92,415

Net loss	$ -	$ -	$ -	$ (8,869)	$ (92,415)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares
outstanding - basic and diluted	35,500,000	35,500,000	35,500,000	35,000,000

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp.
(A Development Stage Company)
Consolidated Statement of Operations
For Three Months and Nine Months Ended April 30, 2016 and 2015

	For the Three Months Ended		For the Nine Months Ended		From August 23, 2006
					(Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2016	2015	2016	2015	2016
Cash Flows from Operating Activities
Net loss	$ -	$ -	$ -	$ (8,869)	$ (92,415)
Changes in:
Subscription receivable					-
Cash and cash equivalents		-		-
Accounts payable and accrued liabilities	-	-	-	8,869	46,990
Shareholder loan	-	-	-	-	13,425
Net cash provided by (used in) operating activities	-	-	-	-	(32,000)

Financing Activities
Share Capital Subscribed					32,000
Net cash provided by financing activities	-	-	-	-	32,000

Net increase (decrease) change in cash	-	-	-	-	(0)

Cash and cash equivalents balance, beginning of period	-	-	-	-	-

Cash and cash equivalents balance, end of period	$ -	$ -	$ -	$ -	$ (0)

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	-	-	-	-	-
Cash paid for income taxes	-	-	-	-	-

The accompanying notes are an integral part of these financial statements.

Emo Capital Corp. and Subsidiaries

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Nine Months Ended April 30, 2016

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with maturities of three months or less when purchased. As at April 30, 2016, there were Cash and Cash Equivalents equal to $0.

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

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at April 30, 2016, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended April 30, 2016.

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

The Company has no elements of "other comprehensive income" during the period ended April 30, 2016.

Advertising Expenses

There is no advertising expense incurred by the company during the period ended April 30, 2016.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

3. CAPITAL STOCK

On July 15, 2007, the Company issued 14,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $2,000.

In May 2008, the Company issued 21,000,000 common shares at $0.001 per share to subscribers for total proceeds of $30,000.

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

In July 2012, the Company issued 500,000 common shares at &0.001 per share to subscribers for total receivable proceeds of $500.

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at April 30, 2016 is 35,500,000.

4. RELATED PARTY TRANSACTIONS

A series of shareholder loans were made from August 23, 2006 to October 31, 2015 totaling $13,425. A balance of $13,425 is still outstanding as of April 30, 2016, without interest and fixed term of repayment. The loan is due at demand.

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

RESULTS OF OPERATIONS

The Company experienced general and administration expenses of $0 and $0 for the three-month period ended April 30, 2016 and 2015 respective.

For the nine-month period ended April 30, 2016, the company experienced a net loss of $0, and had experienced a total deficit of $92,415 since inception.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended April 30, 2016, the Company satisfied its working capital needs by using loans from the Company's officer. As of April 30, 2016 the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve-month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

The following exhibit is filed as part of this report:

31.1 Certification of Principal Executive Officer, Director Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer, Director Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 20, 2016.

June 20, 2016

/s/ Juanming Fang

Mr. Juanming Fang,

Chief Executive Officer Director Principal Financial Officer Principal Accounting Officer