Form 10-Q
period 2017-04-30
Emo Capital Corp.
filed 2017-06-20
CIK 1410708

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

[ ] YES [X] NO

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at April 30, 2017 is 35,500,000.

Part I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

Emo Capital Corp.
(A Development Stage Company)
Consolidated Balance Sheets

	April 30,	July 31,
	2017	2016
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 46,990	$ 46,990
Shareholder loan	13,425	13,425
TOTAL CURRENT LIABILITIES	60,415	60,415

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

	Emo Capital Corp.
	(A Development Stage Company)
	Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended		From August 23, 2006 (Inception) to
	April 30,	April 30,	April 30	April 30	April 30,
	2017	2016	2017	2016	2017

General and Administrative Expenses
Professional Fees	$ -	$ -	$ -	$ -	$ 85,513
Filing Fees					350
Administration	-	-			2,400
Advertising Fee	-	-	$ -	0	3,745
Bank charges and interest					407
	-	-			92,415

Net loss	$ -	$ -			$ (92,415)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares
outstanding - basic and diluted	35,500,000	35,500,000	35,500,000	35,500,000

	The accompanying notes are an integral part of these financial statements.

		Emo Capital Corp.
		(A Development Stage Company)
		Consolidated Statement of Operations

	For the Three Months Ended		For the Nine Months Ended		From August 23, 2006
					(Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2017	2016	2017	2016	2017
Cash Flows from Operating Activities
Net loss	$ -	$ -	$ -	$ -	$ (92,415)
Changes in:
Subscription receivable					-
Cash and cash equivalents		-		-
Accounts payable and accrued liabilities	-	-	-	-	46,990
Shareholder loan	-	-	-	-	13,425
Net cash provided by (used in) operating activities	-	-	-	-	(32,000)

Financing Activities
Share Capital Subscribed					32,000
Net cash provided by financing activities	-	-	-	-	32,000

Net increase (decrease) change in cash	-	-	-	-	(0)

Cash and cash equivalents balance, beginning of period	-	-	-	-	-

Cash and cash equivalents balance, end of period	$ -	﷐ $ -	$ -	$ -	$ (0)

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	-	-	-	-	-
Cash paid for income taxes	-	-	-	-	-

		The accompanying notes are an integral part of these financial statements.

Emo Capital Corp. and Subsidiaries

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Nine Months Ended April 30, 2017

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with maturities of three months or less when purchased. As at April 30, 2017, there were Cash and Cash Equivalents equal to $0.

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

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at April 30, 2017, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended April 30, 2017.

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

The Company has no elements of "other comprehensive income" during the period ended April 30, 2017.

Advertising Expenses

There is no advertising expense incurred by the company during the period ended April 30, 2017.

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

4. RELATED PARTY TRANSACTIONS

A series of shareholder loans were made from August 23, 2006 to October 31, 2015 totaling $13,425. A balance of $13,425 is still outstanding as of April 30, 2017, without interest and fixed term of repayment. The loan is due at demand.

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

RESULTS OF OPERATIONS

The Company experienced general and administration expenses of $nil and $nil for the three-month period ended April 30, 2017 and April 30, 2016 respectively.

For the nine-month period ended April 30, 2017, the company experienced a net loss of $nil, and had experienced a total deficit of $92,415 since inception.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended April 30, 2017, the Company satisfied its working capital needs by using loans from the Company's officer. As of April 30, 2017, the Company has cash on hand in the amount of $nil. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve-month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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